Form 10-Q
period 2024-09-30
Rapport Therapeutics, Inc.
filed 2024-11-07
CIK 2012593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 6, 2024, the registrant had 36,576,457 shares of common stock, $0.001 par value per share, outstanding.

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

• the initiation, timing, progress, and results of our research and development programs, preclinical studies and clinical trials, including our ability to resolve the U.S. Food and Drug Administration’s clinical hold on our Phase 2a proof-of-concept trial of RAP-219 for the treatment of diabetic peripheral neuropathic pain;

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

• The regulatory approval processes of the Food and Drug Administration (“FDA”), European Medicines Agency (“EMA”), and other comparable regulatory authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Rapport Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$39,314	$70,169
Short-term investments	281,347	77,309
Restricted cash	105	85
Prepaid expenses and other current assets	5,173	3,309
Total current assets	325,939	150,872
Property and equipment, net	3,409	1,916
Operating lease right of use asset, net	1,607	2,084
Other assets	189	551
Total assets	$331,144	$155,423
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable (1)	$1,323	$2,502
Accrued expenses and other current liabilities (1)	5,056	5,631
Operating lease liability	720	670
Total current liabilities	7,099	8,803
Series B preferred stock tranche right liability	—	4,200
Operating lease liability, net of current portion	931	1,476
Total liabilities	8,030	14,479
Commitments and contingencies (Note 11)
Series A convertible preferred stock, $0.001 par value; zero and 100,182,354 shares authorized as of September 30, 2024 and December 31, 2023, respectively; zero shares and 100,182,354 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively; liquidation preference of zero and $100,182 as of September 30, 2024 and December 31, 2023, respectively	—	89,487
Series B convertible preferred stock, $0.001 par value; zero and 89,431,030 shares authorized as of September 30, 2024 and December 31, 2023, respectively; zero and 51,273,790 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively; liquidation preference of zero and $86,000 as of September 30, 2024 and December 31, 2023, respectively	—	77,091
Stockholders’ equity (deficit)
Undesignated preferred stock, $0.001 par value; 10,000,000 shares and zero shares authorized at September 30, 2024 and December 31, 2023, respectively; zero shares issued and outstanding at both September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 500,000,000 shares and 250,000,000 shares authorized at September 30, 2024 and December 31, 2023, respectively; 36,576,457 shares and 4,170,817 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	36	4
Additional paid-in capital	426,443	19,796
Accumulated other comprehensive income	400	4
Accumulated deficit	(103,765)	(45,438)
Total stockholders’ equity (deficit)	323,114	(25,634)
Total liabilities, convertible preferred stock, and stockholders’ equity	$331,144	$155,423

(1)
Includes related party amounts of zero and $0.2 million (accounts payable) and less than $0.1 million and zero (accrued expenses) as of September 30, 2024 and December 31, 2023, respectively (see Notes 5 and 10).

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rapport Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Operating expenses
Research and development (1)	$15,543	$7,580	$43,736	$16,200
General and administrative (2)	6,097	1,984	15,798	5,185
Total operating expenses	21,640	9,564	59,534	21,385
Loss from operations	(21,640)	(9,564)	(59,534)	(21,385)
Other income (expense):
Interest income	4,103	856	8,597	1,152
Change in fair value of preferred stock tranche right liability	—	—	(7,390)	(1,030)
Total other income, net	4,103	856	1,207	122
Net loss before income taxes	(17,537)	(8,708)	(58,327)	(21,263)
Provision for income taxes	—	1	—	4
Net loss	$(17,537)	$(8,709)	$(58,327)	$(21,267)
Net loss per share attributable to common stockholders, basic and diluted	$(0.50)	$(5.70)	$(3.66)	$(14.72)
Weighted-average common shares outstanding, basic and diluted	34,855,907	1,529,216	15,925,777	1,444,666
Comprehensive loss:
Net loss	$(17,537)	$(8,709)	$(58,327)	$(21,267)
Change in unrealized gains (losses) on investments, net of tax	583	—	396	—
Total other comprehensive income (loss)	583	—	396	—
Comprehensive loss	$(16,954)	$(8,709)	$(57,931)	$(21,267)

(1)
Includes related party amounts of zero for each of the three months ended September 30, 2024 and 2023, and less than $0.1 million and $0.5 million for the nine months ended September 30, 2024 and 2023, respectively (see Note 10).
(2)
Includes related party amounts of zero and $0.2 million for the three months ended September 30, 2024 and 2023, respectively and $0.1 million and $0.7 million for the nine months ended September 30, 2024 and 2023, respectively (see Note 10).

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rapport Therapeutics, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance at December 31, 2023	100,182,354	$89,487	51,273,790	$77,091	4,170,817	$4	$19,796	$4	$(45,438)	$(25,634)
Issuance of Series B convertible preferred stock for the settlement of the tranche right liability, net of issuance costs of $87	—	—	38,157,240	68,161	—	—	7,343	—	—	7,343
Stock-based compensation expense	—	—	—	—	—	—	1,491	—	—	1,491
Net loss	—	—	—	—	—	—	—	—	(22,669)	(22,669)
Change in unrealized gain (loss) on investments, net of tax	—	—	—	—	—	—	—	(164)	—	(164)
Balance at March 31, 2024	100,182,354	$89,487	89,431,030	$145,252	4,170,817	$4	$28,630	$(160)	$(68,107)	$(39,633)
Conversion of Series A convertible preferred stock to common stock upon closing of the initial public offering	(100,182,354)	(89,487)			11,701,298	12	89,475	—	—	89,487
Conversion of Series B convertible preferred stock to common stock upon closing of the initial public offering	—	—	(89,431,030)	(145,252)	10,445,518	10	145,242	—	—	145,252
Issuance of common stock from initial public offering, net of issuance costs of $15,519	—	—	—	—	9,200,000	9	140,859	—	—	140,868
Issuance of common stock from private placement, net of issuance cost of $1,297	—	—	—	—	1,058,824	1	16,701	—	—	16,702
Stock-based compensation expense	—	—	—	—	—	—	2,354	—	—	2,354
Net loss	—	—	—	—	—	—	—	—	(18,121)	(18,121)
Change in unrealized gain (loss) on investments, net of tax	—	—	—	—	—	—	—	(23)	—	(23)
Balance at June 30, 2024	—	—	—	—	36,576,457	$36	$423,261	$(183)	$(86,228)	$336,886
Stock-based compensation expense	—	—	—	—	—	—	3,182	—	—	3,182
Net loss	—	—	—	—	—	—	—	—	(17,537)	(17,537)
Change in unrealized gain (loss) on investments, net of tax	—	—	—	—	—	—	—	583	—	583
Balance at September 30, 2024	—	$—	—	$—	36,576,457	$36	$426,443	$400	$(103,765)	$323,114

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance at December 31, 2022	40,182,354	$29,567	—	$—	3,587,345	$4	$586	$—	$(10,652)	$(10,062)
Issuance of Series A convertible preferred stock for the settlement of the second and third tranche right liability, net of issuance costs of $87	60,000,000	59,920	—	—	—	—	11,465	—	—	11,465
Issuance of restricted common stock	—	—	—	—	273,166	—	24	—	—	24
Stock-based compensation expense	—	—	—	—	—	—	723	—	—	723
Net loss	—	—	—	—	—	—	—	—	(6,147)	(6,147)
Balance at March 31, 2023	100,182,354	$89,487	—	$—	3,860,511	$4	$12,798	$—	$(16,799)	$(3,997)
Issuance of restricted common stock	—	—	—	—	357,008	—	30	—	—	30
Stock-based compensation expense	—	—	—	—	—	—	945	—	—	945
Net loss	—	—	—	—	—	—	—	—	(6,411)	(6,411)
Balance at June 30, 2023	100,182,354	$89,487	—	$-	4,217,519	$4	$13,773	$-	$(23,210)	$(9,433)
Issuance of Series B Convertible Preferred Stock, net of Series B preferred stock tranche right liability of $4,619 and issuance costs of $632	—	—	46,504,135	69,860	—	—	2,887	—	—	2,887
Issuance of Series B convertible preferred stock for the settlement of the second tranche right liability	—	—	4,769,655	7,231	—	—	1,283	—	—	1,283
Stock-based compensation expense	—	—	—	—	—	—	859	—	—	859
Repurchase of unvested restricted common stock	—	—	—	—	(46,702)	—	(4)	—	—	(4)
Net loss	—	—	—	—	—	—	—	—	(8,709)	(8,709)
Balance at September 30, 2023	100,182,354	$89,487	51,273,790	$77,091	4,170,817	$4	$18,798	$-	$(31,919)	$(13,117)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rapport Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(58,327)	$(21,267)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	579	59
Net (accretion) and amortization of investments in marketable securities	(3,771)	—
Change in fair value of preferred stock tranche right liability	7,390	1,030
Non-cash lease expense	477	52
Stock-based compensation expense	7,027	2,527
Series A and B preferred stock issuance costs allocated to tranche right liabilities	—	67
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,842)	(1,315)
Other assets	51	(125)
Accounts payable	(994)	131
Accrued expenses and other current liabilities	(477)	2,003
Operating lease liabilities	(495)	14
Net cash used in operating activities	(50,382)	(16,824)
Cash flows from investing activities
Purchases of short-term investments	(292,973)	—
Maturities of short-term investments	93,081	—
Purchases of property and equipment	(2,179)	(199)
Net cash used in investing activities	(202,071)	(199)
Cash flows from financing activities
Proceeds from initial public offering and concurrent private placement, net of underwriter discounts and commissions and deferred offering costs	157,705	—
Proceeds from issuance of Series A convertible preferred stock, net of issuance costs paid	—	59,920
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs paid	63,913	85,306
Proceeds from issuance restricted common stock	—	54
Repurchase of unvested restricted common stock	—	(4)
Net cash provided by financing activities	221,618	145,276
Net (decrease) increase in cash, cash equivalents, and restricted cash	(30,835)	128,253
Cash, cash equivalents, and restricted cash at beginning of period	70,254	31,159
Cash, cash equivalents, and restricted cash at end of period	$39,419	$159,412
Supplemental cash flow information:
Supplemental disclosure for noncash investing and financing activities:
Settlement of Series A preferred stock tranche right liability	$—	$11,465
Settlement of Series B preferred stock tranche right liability	$11,590	$581
Deferred offering costs included in accounts payable and accrued expenses at period end	$—	$(6)
Conversion of Series A convertible preferred stock into common stock upon closing of initial public offering	$89,487	$—
Conversion of Series B convertible preferred stock into common stock upon closing of initial public offering	$145,252	$—
Purchases of property and equipment included in accounts payable and accrued expenses at period end	$17	$208
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$39,314	$159,412
Restricted cash	$105	$—
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$39,419	$159,412

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

Liquidity

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since its inception, including net losses of $58.3 million and $34.8 million for the nine months ended September 30, 2024 and for the year ended December 31, 2023, respectively. As of September 30, 2024, the Company had an accumulated deficit of $103.8 million. In June 2024, the Company completed its initial public offering (“IPO”) and concurrent private placement of its common stock which resulted in net proceeds of $157.6 million. The Company had cash and cash equivalents and short-term investments, excluding restricted cash, of $320.7 million as of September 30, 2024. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash and cash equivalents and short-term investments will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance of these condensed consolidated financial statements.

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

The condensed consolidated interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of September 30, 2024 and the results of operations for the three and nine months ended September 30, 2024 and 2023.The condensed consolidated balance sheet as of December 31, 2023 was derived from audited annual financial statements but does not include all disclosures required by GAAP. The results of operations for the interim periods are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period.

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

Restricted cash

Restricted cash as of December 31, 2023 consisted of a letter of credit totaling $85 thousand that was established in connection with an anticipated lease arrangement, which was cancelled prior to commencement due to failure of the landlord to complete its obligations. Consequently, the letter of credit and related cash restriction were released in March 2024. Restricted cash at September 30, 2024 was $0.1 million, which was restricted as cash collateral for the Company’s business credit card program.

Short-term investments

The Company’s short-term investments consist of investments in debt securities, including U.S. Treasury bills, government securities, and U.S. agency securities with remaining maturities beyond three months at the date of purchase that are available to be converted into cash to fund its current operations. As of September 30, 2024 and December 31, 2023, all of the Company’s debt

Rapport Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

securities were classified as available-for-sale and were carried at fair market value (see Note 3). The unrealized gains and losses on the Company’s available-for-sale debt securities are recorded in other comprehensive income (loss) in the condensed consolidated statements of operations and comprehensive loss.

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

If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the investment security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any unrealized loss that has not been recorded through an allowance for credit loss is recognized in other comprehensive income (loss). As of September 30, 2024 and December 31, 2023, there was no allowance for credit losses recorded on the Company’s condensed consolidated balance sheet.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ deficit that result from transactions and economic events other than those with stockholders. For both the three and nine months ended September 30, 2024, comprehensive loss is partially offset by unrealized gains on short-term investments. For both the three and nine months ended September 30, 2023, there was no difference between net loss and comprehensive loss.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The requirements of the ASU are effective for annual periods beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The requirements will be applied prospectively with the option for retrospective application. The Company is currently in the process of evaluating the effects of this pronouncement on its related disclosures.

3. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

	Fair Value Measurements at
	September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$6,277	$—	$—	$6,277
U.S. Treasury bills	—	—	—	—
Short-term investments:
U.S. Treasury bills, government securities, and government agency securities	—	281,347	—	281,347
	$6,277	$281,347	$—	$287,624

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

Money market funds are highly liquid and actively traded marketable securities that generally transact at a stable $1.00 net asset value representing its estimated fair value. During the year ended December 31, 2023 and the three and nine months ended September 30, 2024, there were no transfers between Level 1, Level 2 and Level 3.

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

The underlying securities held in the money market funds held by the Company are all government backed securities.

Short-term investments consisted of the following (in thousands):

	September 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments:
U.S. Treasury bills, government securities, and government agency securities	$280,946	$401	$—	$281,347
	$280,946	$401	$—	$281,347

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments:
U.S. Treasury bills and government securities	$77,305	$4	$—	$77,309
	$77,305	$4	$—	$77,309

The contractual maturities of the Company’s short-term investments in available-for-sale debt securities held were as follows (in thousands):

	September 30,	December 31,
	2024	2023
Due within one year	$216,496	$77,309
Due between one and two years	64,851	—
	$281,347	$77,309

Rapport Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of September 30, 2024, all investments in an unrealized loss position were in this position for less than 12 months. The Company evaluated its securities for potential other-than-temporary impairment and considered the decline in market value to be primarily attributable to current economic and market conditions. Additionally, the Company does not intend to sell the securities in an unrealized loss position and does not expect it will be required to sell the securities before recovery of the unamortized cost basis. Given the Company’s intent and ability to hold such securities until recovery, and the lack of a significant change in credit risk for these investments, the Company does not consider these investments to be impaired as of September 30, 2024. The Company did not recognize any credit losses during both the three and nine months ended September 30, 2024.

Valuation of Preferred Stock Tranche Right Liability

The Series A and Series B preferred stock tranche right liabilities in the tables above and below are composed of the fair value of obligations to issue Series A convertible preferred stock and Series B convertible preferred stock, respectively (see Note 6), either upon achievement of certain specified milestones, upon the waiver of such milestone achievement by a majority vote of the respective series convertible preferred stockholders or in relation to the Series B convertible preferred stock, upon a shareholder exercising its right to early exercise the tranche right. The fair value of the tranche right liability was determined based on significant inputs not observable in the market, which represented a Level 3 measurement within the fair value hierarchy. The fair value of the tranche right liabilities were determined using a Contingent Forward Analysis, which is a scenario-based lattice model that accounts for the different possible milestone scenarios and their associated probabilities, as estimated by the Company. The valuation model considered the probability of closing the tranche, the estimated future value of the Convertible Preferred Stock to be issued at each closing and the investment required at each closing. Future values were converted to present value using a discount rate appropriate for probability-adjusted cash flows. The risk-free rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining estimated time to each tranche closing.

Series A Preferred Stock Tranche Right Liability

The following tables provide a roll-forward of the aggregate fair value of the Company’s Series A preferred stock tranche right liability during the nine months ended September 30, 2023, for which fair value is determined using Level 3 inputs (in thousands):

Series A Preferred Stock Tranche Right Liability
Balance as of December 31, 2022	$10,435
Change in fair value of Series A preferred stock tranche right liability	1,030
Settlement of Series A preferred stock tranche right liability upon waiver of milestone	(11,465)
Balance as of September 30, 2023	$—

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

Rapport Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables provide a roll-forward of the aggregate fair value of the Company’s Series B preferred stock tranche right liability during the nine months ended September 30, 2024, for which fair value is determined using Level 3 inputs (in thousands):

Series B Preferred Stock Tranche Right Liability
Balance as of December 31, 2023	$4,200
Change in fair value of Series B preferred stock tranche right liability	7,390
Settlement of Series B preferred stock tranche right liability upon waiver of milestone	(11,590)
Balance as of September 30, 2024	$—

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Lab equipment	$3,691	$1,719
Computer equipment	68	43
Leasehold improvements	281	255
Construction in process	74	26
Total property and equipment	4,114	2,043
Less: Accumulated depreciation	(705)	(127)
	$3,409	$1,916

Depreciation expense of property and equipment for the three months ended September 30, 2024 and 2023 was $0.2 million and $23 thousand, respectively. Depreciation expense of property and equipment for the nine months ended September 30, 2024 and 2023 was $0.6 million and $59 thousand, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Research and development	$1,236	$2,645
Professional fees	312	459
Employee related	3,230	2,413
Accrued other	278	114
	$5,056	$5,631

6. Preferred Stock

Prior to the closing of the Company's IPO in June 2024, the Company had issued Series A convertible preferred stock and Series B convertible preferred stock.

Rapport Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On May 30, 2024, the Company’s stockholders approved the third amended and restated certificate of incorporation, which was filed upon the closing of the IPO on June 10, 2024, and which, among other things, created 10,000,000 undesignated shares of authorized preferred stock, $0.001 par value per share.

Immediately prior to the closing of the Company’s IPO on June 6, 2024, pursuant to the reverse stock split and a proportional adjustment to the existing conversion ratios of each series of the Company’s preferred stock as discussed further below, all of the Company’s outstanding shares of convertible preferred stock were converted into an aggregate of 22,146,816 shares of common stock.

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

The purchase agreement for the Series A convertible preferred stock provided investors the obligation to purchase an additional 60,000,000 shares of Series A convertible preferred stock (the “Series A Milestone Tranches”) at a price of $1.00 per share in the subsequent second and third tranche closings upon the achievement of specified second and third tranche milestones by the Company or the right to purchase additional shares upon waiving of such milestone achievement by a majority vote of Series A convertible preferred stockholders. Within 30 days prior to a Deemed Liquidation Event (see definition below), investors could also choose to early exercise their tranche right by providing the Company a written notice.

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

The purchase agreement for the Series B convertible preferred stock provided investors the obligation to purchase an additional 42,926,895 shares of Series B convertible preferred stock (the “Series B Milestone Tranche”) at a price of $1.67727 per share in the subsequent closing upon the achievement of a specified milestone by the Company or the right to purchase additional shares upon waiving of such milestone achievement by a majority vote of Series B convertible preferred stockholders. Additionally, each stockholder of Series B convertible preferred stock had the right to early exercise the tranche right by providing three days advance written notice. Upon the closing of the Series B convertible preferred stock, the Company recorded a preferred stock tranche right liability of $4.6 million and a corresponding reduction to the carrying value of the Series B convertible preferred stock.

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

Rapport Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

In February 2024, the Company’s Series B convertible preferred stockholders voted to waive the second tranche milestones and purchase the remaining Series B Milestone Tranche shares. Immediately prior to the waiver, the Company remeasured the Series B tranche right liability to be $11.6 million and recognized $7.4 million in other expense for the change in the fair value of the Series B tranche right liability during the period. As a result of the waiver, the Company remeasured the Series B tranche right liability to be $4.2 million and recognized the change in fair value of $7.4 million in additional paid-in capital, as a capital contribution. In conjunction with the closing that occurred in March 2024, an aggregate of 38,157,240 shares of Series B convertible preferred stock were issued at a price of $1.67727 per share, resulting in total cash proceeds of $64.0 million, less $87 thousand of issuance costs. As a result of this issuance, the Series B preferred stock tranche right liability with a then fair value of $4.2 million was settled in full and recognized as part of the carrying value of the Series B convertible preferred stock.

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

In June 2024, all of the Company’s outstanding shares of convertible preferred stock were converted into shares of common stock.

The holders of the convertible preferred stock had the following rights and preferences:

Voting

The holders of the convertible preferred stock were entitled to vote, together with the holders of common stock, as a single class, on all matters submitted to the shareholders for a vote and were entitled to the number of votes equal to the number of shares of common stock into which the convertible preferred stock could convert on the record date for determination of shareholders entitled to vote. A majority vote of the holders of convertible preferred stock along with a majority vote of the Series B convertible preferred stock (the “Required Vote”) was required to, among others, liquidate or dissolve the Company, amend the certificate of incorporation or bylaws, reclassify common stock or establish another class of capital stock, create shares that would rank senior to or authorize additional shares of convertible preferred stock, declare a dividend or make a distribution, or change the authorized number of directors constituting the board of directors.

In addition, the holders of shares of Series A convertible preferred stock, voting exclusively and as a separate class, were entitled to elect up to three directors of the Company. The holders of shares of Series B convertible preferred stock, voting exclusively and as a separate class, were entitled to elect up to two directors of the Company.

Conversion

Each share of Series A convertible preferred stock was convertible into common stock, at any time, at the option of the holder, and without the payment of additional consideration, at the applicable conversion ratio then in effect, provided that such holder may waive such option to convert upon written notice to the Company. Holders of Series B convertible preferred stock were not entitled to

Rapport Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

elect to convert shares of Series B convertible preferred stock into shares of Common Stock at any time during the period commencing on the date of the first issuance of the Series B convertible preferred stock and ending immediately following the earliest to occur of (i) the Series B Milestone Tranche closing, (ii) the achievement of the second tranche milestone, (iii) the date such holder’s obligation to purchase its Second Tranche Shares is fulfilled, (iv) the termination of such holder’s obligations to complete the Series B Milestone Tranche closing and (v) such date as agreed to by the Company and the holders of a majority of the then outstanding shares of Series B convertible preferred stock, voting as a separate, exclusive class. In addition, each share of convertible preferred stock would be automatically converted into shares of common stock at the then-effective applicable conversion ratio upon either (i) the closing of a firm-commitment underwritten public offering of its common stock at a price per share of at least $14.70302 resulting in at least $50.0 million of gross proceeds, net of underwriting discount and commissions, to the Company, or (ii) the date specified by vote or written consent of the holders of the Required Vote, voting as a single class.

The conversion ratio of each class of convertible preferred stock was determined by dividing the Applicable Original Issue Price of each class of convertible preferred stock by the Conversion Price of each class. As of December 31, 2023, the Conversion Price was $8.5648 per share for Series A convertible preferred stock and $14.3655 per share for Series B convertible preferred stock, each subject to appropriate adjustment in the event of any share dividend, share split, combination or other similar recapitalization with respect to the convertible preferred stock. All outstanding convertible preferred stock was converted into common stock immediately prior to the closing of the Company’s IPO.

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

In the event that any holder of convertible preferred stock who was required to participate in a subsequent closing pursuant to the purchase agreement did not purchase the aggregate number of subsequent closing shares, then each share of convertible preferred stock held by such holder shall automatically be converted into shares of common stock at a ratio of one share of common stock for every ten shares of convertible preferred stock held immediately prior to the consummation of such subsequent closing.

Dividends

The holders of the convertible preferred stock were entitled to receive, only when, as and if declared by the Board of Directors, non-cumulative dividends at the rate of 8% of the Applicable Original Issue Price of the convertible preferred stock (the “Preferred Dividend”).

The Company shall not declare, pay or set aside any dividends on common shares of the Company unless the holders of convertible preferred stock then outstanding first received, or simultaneously received, the Preferred Dividend on each outstanding convertible preferred stock and a dividend on each outstanding convertible preferred stock in an amount at least equal to the product of (1) the dividend payable on each share of such class or series determined, as if all shares of such class or series had been converted into common stock and (2) the number of shares of common stock issuable upon conversion of a share of such series of convertible preferred stock, in each case calculated on the record date for determination of the holders entitled to receive such dividend. As of both September 30, 2024 and December 31, 2023, no cash dividends have been declared or paid.

Liquidation

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, or upon the occurrence of a Deemed Liquidation Event (as defined below), the holders of shares of convertible preferred stock then outstanding were entitled, on a pari passu basis among the series of convertible preferred stock, to be paid out of the assets or funds of the Company available for distribution to stockholders before any payment was made to the holders of common stock. The holders of convertible preferred stock were entitled to an amount per share equal to the greater of (i) the Applicable Original Issue Price, plus any dividends declared but unpaid thereon, or (ii) the amount that would have been payable had all shares of each series of convertible preferred stock been converted into common stock immediately prior to such liquidation, dissolution, winding up or Deemed Liquidation Event (as defined below). After the payment in full of the convertible preferred stock preference amount, the remaining assets of the Company available for distribution to stockholders shall be distributed among the holders of common stock on a pro rata basis.

Unless at least the holders of the Required Vote, elect otherwise, a Deemed Liquidation Event shall include a merger, consolidation, or share exchange (other than one in which stockholders of the Company own a majority by voting power of the

Rapport Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

outstanding shares of the surviving or acquiring corporation) or a sale, lease, transfer, exclusive license or other disposition of all or substantially all of the assets of the Company, or the closing of the transfer of 50% or more of the Company’s outstanding voting stock, or any merger or consolidation in connection with a SPAC transaction or reverse merger transaction.

Redemption

The convertible preferred stock did not have redemption rights, except for the contingent redemption upon the occurrence of a Deemed Liquidation Event.

7. Common Stock

The voting, dividend and liquidation rights of the holders of the Company’s common stock were subject to and qualified by the rights, powers and preferences of the holders of the convertible preferred stock set forth above. Each share of common stock entitles the holder to one vote, together with the holders of the convertible preferred stock, on all matters submitted to the stockholders for a vote. The holders of common stock are entitled to receive dividends, if any, as declared by the Company’s board of directors, subject to the preferential dividend rights of convertible preferred stock. As of September 30, 2024 and December 31, 2023, no dividends have been declared or paid.

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

As of December 31, 2023, the Company had reserved 23,890,096 shares of common stock, of which 22,146,816 were reserved for the potential conversion of shares of Series A convertible preferred stock and Series B convertible preferred stock, and 1,743,280 shares for issuance under the Company’s 2022 Stock Option and Grant Plan, as amended (the “2022 Plan”). The Series A convertible preferred stock and Series B convertible preferred stock were converted to common stock immediately prior to completion of the IPO. As of September 30, 2024, the Company had reserved 6,885,232 shares of common stock, of which 2,746,371 shares were reserved for issuance under the 2022 Plan, 3,814,618 shares under the 2024 Stock Option and Grant Plan (the “2024 Plan”) and 324,243 shares under the 2024 Employee Stock Purchase Plan (the “2024 ESPP”) (see Note 8).

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

Rapport Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(other than by exercise) and shares withheld upon exercise of an option or settlement of an award to cover the exercise price or tax withholding will be added to the shares of common stock available for issuance under the 2024 Plan.

2024 Plan

In May 2024, the Company’s board of directors adopted, and its stockholders approved, the 2024 Plan, which became effective in June 2024. The 2024 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors, and consultants. The 2024 plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares initially reserved for issuance under the 2024 Plan is 3,814,618 shares. In addition, the number of shares reserved and available for issuance under the 2024 Plan will automatically increase on January 1, 2025 and each January 1 thereafter, by five percent of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the compensation committee. As of September 30, 2024, the Company had 2,586,014 shares remaining available for future grants.

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

No shares were issued during the three and nine months ended September 30, 2024 relating to the 2024 ESPP.

Stock Options

The Company has granted stock options with service-based vesting conditions. Stock options generally vest over four years and have a maximum term of ten years. The Company typically grants stock options to employees and non-employees at exercise prices deemed by the Board to be equal to the fair value of the common stock at the time of grant. The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2024:

	Number of Shares	Weighted- Average Exercise Price per share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2023	1,376,596	$1.80	9.83	$6,249
Granted	2,645,079	13.05
Exercised	—	—
Forfeited	(23,350)	4.24
Expired	—	—
Options outstanding at September 30, 2024	3,998,325	$9.23	9.35	$44,985
Options vested and exercisable at September 30, 2024	281,573	2.15	8.61	5,110
Options vested and expected to vest at September 30, 2024	3,998,325	$9.23	9.35	$44,985

The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2024 was $10.78 per share, and there were no options granted during the nine months ended September 30, 2023. As of September 30, 2024,

Rapport Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

there was $31.3 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a remaining weighted average period of 3.48 years.

Restricted Stock Awards (“RSA”)

The Company awards restricted stock both under the 2022 Plan as well as outside of the 2022 Plan.

Service-Based RSAs

The majority of the RSAs have service-based vesting conditions and vest over a period from immediately to four years. Compensation expense is recognized on a straight-line basis over the requisite service period.

The following table summarizes the Company’s service-based RSA grant activity for the nine months ended September 30, 2024:

	RSAs	Weighted- Average Grant Date Fair Value
Unvested shares at December 31, 2023	1,585,998	$3.64
Granted	—	—
Vested	(470,944)	3.56
Forfeited	—	—
Unvested shares at September 30, 2024	1,115,054	$3.68

The aggregate fair value of service-based RSAs that vested during the nine months ended September 30, 2024 and 2023, was $0.5 million and $7.1 million, respectively. As of September 30, 2024, there was $3.9 million of total unrecognized compensation cost related to unvested service-based RSAs, which is expected to be recognized over a remaining weighted average period of 2.25 years.

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

The following table summarizes the Company’s performance-based RSA grant activity for the nine months ended September 30, 2024:

	RSAs	Weighted- Average Grant Date Fair Value
Unvested shares at December 31, 2023	649,264	$3.63
Granted	—	—
Vested	(153,773)	3.63
Forfeited	—	—
Unvested shares at September 30, 2024	495,491	$3.63

Rapport Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The aggregate fair value of performance-based RSAs that vested during the nine months ended September 30, 2024 and 2023 was $2.3 million and $0.6 million, respectively. As of September 30, 2024, there was $0.5 million of total unrecognized compensation cost related to unvested performance-based restricted common stock, which is expected to be recognized over a remaining weighted average period of 2.10 years.

Stock-Based Compensation

The Company recorded stock-based compensation expense for stock options of $2.5 million and zero in the three months ended September 30, 2024 and 2023, respectively, and $5.0 million and zero in the nine months ended September 30, 2024 and 2023, respectively. The Company recorded stock-based compensation expense for RSAs of $0.7 million and $0.9 million in the three months ended September 30, 2024 and 2023, respectively, and $2.1 million and $2.5 million in the nine months ended September 30, 2024 and 2023, respectively. The following table below summarizes the classification of the Company’s stock-based compensation expense related to stock options and restricted common stock awards in the consolidated statements of operations and comprehensive loss (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
General and Administrative	$1,990	$428	$4,110	$1,125
Research and Development	1,192	431	2,917	1,402
	$3,182	$859	$7,027	$2,527

9. Leases

Operating Lease

In June 2023, the Company entered into a lease for its corporate headquarters in Boston, Massachusetts. The lease commenced August 31, 2023 with an initial term of 40 months. The monthly lease payments are $66 thousand for the first 12 months, with 2% escalation each year. In conjunction with the lease, the Company paid a security deposit of $0.1 million that is recorded on the Company’s condensed consolidated balance sheet in other assets as of September 30, 2024.

In February 2024, the Company entered into a lease for laboratory and office space in San Diego, California with a lease term of 5 years for which the Company expects to pay $9.6 million over the lease term. Per the terms of the lease, the landlord will deliver the space to the Company on the lease Commencement date, which is no earlier than November 2024. As of September 30, 2024, the Company has not yet occupied the lease space and therefore, the Company has not recorded a corresponding right-of-use asset or liability on the condensed consolidated balance sheet as of September 30, 2024.

10. Related Party Transactions

Janssen

Janssen Pharmaceutical NV (“Janssen”) is a related party to a founding investor in the Company, Johnson & Johnson Innovation—JJDC, Inc., as both entities are direct subsidiaries of Johnson & Johnson, Inc. For the nine months ended September 30, 2024 and 2023, the Company incurred costs of $69 thousand and $0.2 million, respectively, which was recognized as research and development expense in the condensed consolidated statement of operations and comprehensive loss, to Janssen for the use of lab space in California. As of September 30, 2024 and December 31, 2023, there were no related party transactions in accounts payable or accrued expenses.

Third Rock Ventures

Third Rock Ventures LLC (“Third Rock”) is a founding investor in the Company. For the nine months ended September 30, 2024 and 2023, the Company incurred costs of $0.1 million and $1.0 million, respectively, of which zero and $0.3 million, respectively, was recognized as research and development expense, and $0.1 million and $0.7 million, respectively, was recognized as

Rapport Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

general and administrative expense in the condensed consolidated statement of operations and comprehensive loss to Third Rock primarily for management consulting and other various start-up support activities. As of September 30, 2024 and December 31, 2023, zero and $0.2 million, respectively, was included in accounts payable. As of both September 30, 2024 and December 31, 2023, there were no accrued expenses related to Third Rock.

11. Commitments and Contingencies

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scopes and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with the board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2024 and December 31, 2023.

Legal Proceedings

From time to time, the Company may become involved in legal proceedings or other litigation relating to claims arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and estimated exposure amount. Legal fees and other costs associated with such proceedings are expensed as incurred. As of September 30, 2024 and December 31, 2023, the Company was not a party to any material legal proceedings or claims.

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

Concurrently with the execution of the NeuroPace Agreement, the parties also entered into an initial statement of work under the NeuroPace Agreement, as amended in March 2024 (the “NeuroPace SOW”), pursuant to which NeuroPace agreed to provide services related to the Company’s Phase 2a clinical trial of RAP-219, including, among other things, clinical trial readiness support, identification of potential patients satisfying the enrollment criteria and RNS system data reporting and data analysis. Pursuant to the payment schedule set out in the NeuroPace SOW, we will pay NeuroPace an aggregate of up to $3.7 million over a period of approximately two years in connection with NeuroPace’s provision of services and achievement of certain patient enrollment and deliverable milestones. During the three months ended September 30, 2024, the Company paid NeuroPace $0.1 million and

Rapport Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

recognized $0.5 million in research and development expense for services performed. During the nine months ended September 30, 2024, the Company paid NeuroPace $0.5 million and recognized $1.1 million in research and development expense for services performed, resulting in a prepaid expense balance of $0.9 million as of September 30, 2024. As of December 31, 2023, $1.5 million was recorded as prepaid expenses and other current assets in the condensed consolidated balance sheet.

12. Net Loss per Share

Basic and diluted net loss per common share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(17,537)	$(8,709)	$(58,327)	$(21,267)
Denominator:
Weighted average common shares outstanding, basic and diluted	34,855,907	1,529,216	15,925,777	1,444,666
Net loss per share attributable to common stockholders, basic and diluted	$(0.50)	$(5.70)	$(3.66)	$(14.72)

For purposes of this calculation, the Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share available to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of September 30,
	2024	2023
Series A convertible preferred stock	—	100,182,354
Series B convertible preferred stock	—	51,273,790
Options to purchase common stock	3,998,325	—
Unvested restricted common stock—service based	1,115,054	1,943,797
Unvested restricted common stock—performance based	495,491	700,526

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and with our audited financial statements and the notes thereto for the year ended December 31, 2023 included in our final prospectus dated June 6, 2024 filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended. This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon our current plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, strategies, objectives, expectations, intentions and beliefs. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this Quarterly Report. You should carefully read the “Risk Factors” section of this Quarterly Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see “Special Note Regarding Forward-Looking Statements.” Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

We are a clinical-stage biopharmaceutical company focused on discovery and development of transformational small molecule medicines for patients suffering from central nervous system (“CNS”) disorders. Neuronal receptors are complex assemblies of proteins, comprising receptor principal subunits and their receptor associated proteins (“RAPs”), the latter of which play crucial roles in regulating receptor expression and function. Our founders have made pioneering discoveries related to RAP function to form the basis of our RAP technology platform. We believe that our deep expertise in RAP biology provides an opportunity for us to interrogate previously inaccessible targets and develop CNS drugs that are specific for receptor variants and neuroanatomical regions associated with certain diseases. RAP-219, our most advanced product candidate, is an AMPA receptor (“AMPAR”) negative allosteric modulator (“NAM”). RAP-219 is designed to achieve neuroanatomical specificity through its selective targeting of a RAP known as TARPg8, which is associated with the neuronal AMPAR, a clinically validated target for epilepsy. Whereas AMPARs are distributed widely in the CNS, TARPg8 is expressed only in discrete regions, including the hippocampus, a key site involved in focal epilepsy. We completed a single ascending dose (“SAD”) and a multiple ascending dose (“MAD”) Phase 1 trial in healthy adults to assess the safety and tolerability of RAP-219, and patient recruitment and screening is underway for our Phase 2a proof-of-concept trial in adult patients with drug-resistant focal epilepsy, for which we expect to report topline results in mid 2025. We believe RAP-219 also has therapeutic potential in peripheral neuropathic pain and bipolar disorder, and we intend to initiate a Phase 2a trial for the treatment of bipolar disorder in 2025. We were recently notified by the U.S. Food and Drug Administration (“FDA”) Division of Anesthesiology, Addiction Medicine and Pain Medicine that the Investigational New Drug application (“IND”) submitted by us for the initiation of a Phase 2a proof-of-concept trial of RAP-219 for the treatment of diabetic peripheral neuropathic pain (“DPNP”) was placed on clinical hold. The FDA requested additional information and amendments specific to the protocol design. The clinical hold is specific to the IND for DPNP and has not impacted our ongoing Phase 2a trial in focal epilepsy or planned proof-of-concept trial in bipolar disorder. We believe in our ability to resolve the clinical hold in DPNP and will provide an update on the anticipated timing of the Phase 2a trial initiation once available. We have also initiated our second MAD clinical trial of RAP-219 to assess dosing regimens that may accelerate time to reach therapeutic exposure, which will inform dosing for our planned Phase 2a trial for the treatment of bipolar disorder. This second MAD trial is expected to be completed by the end of 2024, with topline results expected to be released in the first quarter of 2025. A Phase 1 human positron emission tomography (“PET”) clinical trial in healthy adult volunteers has also been initiated, utilizing a companion PET radiotracer to confirm brain target receptor occupancy and brain region specificity across a range of RAP-219 dosing and exposure levels. Topline results for the PET trial are expected to be released in the first quarter of 2025. With growing confidence in RAP-219 and a commitment to disciplined capital allocation, we are deferring further investment in RAP-199 and focusing our resources on execution of our three RAP-219 proof-of-concept clinical trials.

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

Since our inception in February 2022, we have not generated any revenue from product sales or other sources and have incurred significant operating losses and negative cash flows from our operations. We have devoted substantially all of our efforts to organizing and staffing our company, business planning, research and development activities, building our intellectual property portfolio, and providing general and administrative support for these operations. In June 2024, we completed our initial public offering (“IPO”), pursuant to which we issued and sold 9,200,000 shares of common stock (inclusive of 1,200,000 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares). In addition, we issued and sold 1,058,824 shares of common stock to certain institutional accredited investors in a concurrent private placement. The aggregate net proceeds received by us from the IPO and concurrent private placement were $157.6 million, after deducting underwriting discounts and commissions, placement agent fees as well as other offering and private placement costs of $16.8 million. To date, we have funded our operations primarily with proceeds from the issuance and sale of our common stock, convertible notes and convertible preferred stock. As of September 30, 2024, we had raised aggregate gross proceeds of $424.4 million from these financings, and had cash, cash equivalents and short-term investments of $320.7 million, excluding our restricted cash.

We have incurred significant operating losses in each year since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of any product candidates we may develop. Our net losses were $17.5 million and $8.7 million for the three months ended September 30, 2024 and 2023, respectively, and $58.3 million and $21.3 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $103.8 million. We expect our expenses and operating losses will increase substantially as we:

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

Janssen is also eligible to receive (a) royalties ranging from mid to high-single digit percentages on worldwide net sales of any products containing a TARPg8 development candidate and (b) royalties ranging from low to mid-single digit percentages for other TARPg8 products that do not contain a TARPg8 development candidate, in each case of (a) and (b), subject to potential reductions following the expiration of valid claims and regulatory exclusivity covering such TARPg8 products, the launch of certain generic products and the application of certain anti-stacking reductions for third party intellectual property payments, subject to a customary reduction floor. The royalties for any TARPg8 product will expire on a country-by-country basis upon the latest to occur of (i) the expiration of all valid patent claims covering such product in such country, (ii) the expiration of all regulatory exclusivities in such country, and (iii) a specified number of years following the first commercial sale of such product in such country. The Janssen License provides us with certain other exclusive rights with respect to small molecules with activity against TARPg8 and nACh.

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

During the three months ended September 30, 2024, we paid NeuroPace $0.1 million and recognized $0.5 million in research and development expense for services performed. During the nine months ended September 30, 2024, we paid NeuroPace $0.5 million and recognized $1.1 million in research and development expense for services performed, resulting in a prepaid expense balance of $0.9 million as of September 30, 2024. During the year ended December 31, 2023, we paid NeuroPace $1.5 million, which was recorded as prepaid expenses and other current assets in the consolidated balance sheet as of December 31, 2023.

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
•
effective INDs or comparable foreign applications that allow commencement of our planned clinical trials or future clinical trials for any product candidates we may develop;
•
successful enrollment and completion of clinical trials, including under the U.S. FDA's current Good Clinical Practices (“GCPs”), current Good Laboratory Practices (“GLPs”), and any additional regulatory requirements from foreign regulatory authorities;
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

Income Taxes

For the three months ended September 30, 2024 and 2023, we recorded an income tax provision of zero and $1 thousand, respectively. For the nine months ended September 30, 2024 and 2023, we recorded an income tax provision of zero and $4 thousand, respectively. As of December 31, 2023 and September 30, 2024, we recorded a full valuation allowance of our net deferred tax assets, as we believed it was more likely than not we would not be able to utilize our deferred tax assets prior to their expiration.

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each year or for our research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating losses (“NOLs”), carryforwards and tax credits will be not realized. As of December 31, 2023, we had federal NOL carryforwards of approximately $6.0 million and state NOL carryforwards of approximately $1.6 million which may be available to offset future taxable income and begin to expire in 2042. The total federal NOLs of $6.0 million are not subject to expiration. As of December 31, 2023, we also had federal and state tax research and development credit carryforwards of approximately $1.5 million and $0.5 million, respectively, to offset future tax liabilities, which begin to expire in 2037 and 2042, respectively. We have recorded a full valuation allowance against our net deferred tax assets at December 31, 2023. As of December 31, 2023, we had no unrecognized tax benefits.

Results of Operations

Comparison of the three months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023:

	For the three months ended September 30,
	2024	2023	Change
	(in thousands)
Operating expenses
Research and development	$15,543	$7,580	$7,963
General and administrative	6,097	1,984	4,113
Total operating expenses	21,640	9,564	12,076
Loss from operations	(21,640)	(9,564)	(12,076)
Other income (expense):
Interest income	4,103	856	3,247
Total other income (expense), net	4,103	856	3,247
Net loss before income taxes	(17,537)	(8,708)	(8,829)
Provision for income taxes	—	1	(1)
Net loss	$(17,537)	$(8,709)	$(8,828)

Operating Expenses

Research and Development Expenses

	For the three months ended September 30,
	2024	2023	Change
	(in thousands)
Direct external program expenses:
RAP-219 program	$5,589	$2,907	$2,682
Preclinical programs	3,720	1,826	1,894
Internal and unallocated expenses:
Personnel-related costs (including stock-based compensation)	5,427	2,522	2,905
Other costs	807	325	482
Total research and development expenses	$15,543	$7,580	$7,963

Research and development expenses were $15.5 million for the three months ended September 30, 2024, as compared to $7.6 million for the three months ended September 30, 2023. The increase of $8.0 million consisted of the following:

•
a $2.7 million increase in RAP-219 program costs, which consisted primarily of an increase of $1.9 million in clinical trial costs primarily driven by the start-up costs for our Phase 2a trials in focal epilepsy and peripheral neuropathic pain, costs from our second MAD study, and costs from our PET study, and a $0.8 million increase in contract manufacturing costs related to the production of materials to support our Phase 2a trials.
•
a $1.9 million increase in preclinical program costs, which consisted primarily of a $1.5 million increase in toxicology and animal studies related to our discovery programs, a $0.5 million increase in external chemistry efforts related to our discovery programs, and a $0.2 million increase in lab supply costs due to increased headcount. These increases were partially offset by a $0.2 million decrease in contract manufacturing costs related to the production of materials for use in our preclinical studies;
•
a $2.9 million increase in personnel-related costs due to an increase in headcount, which consisted primarily of salaries, bonuses, and other compensation-related costs of $2.1 million, and stock-based compensation of $0.8 million; and
•
a $0.5 million increase in other costs, consisting primarily of research and development facilities expenses and depreciation expense related to opening our Boston office in September 2023, and continuing to expand our San Diego site.

General and Administrative Expenses

	For the three months ended September 30,
	2024	2023	Change
	(in thousands)
Personnel-related (including stock-based compensation)	$4,103	$1,143	$2,960
Professional and consulting costs	1,146	549	597
Facility related and other	848	292	556
Total general and administrative expense	$6,097	$1,984	$4,113

General and administrative expense were $6.1 million for the three months ended September 30, 2024, as compared to $2.0 million for the three months ended September 30, 2023. The increase of $4.1 million consisted of the following:

•
a $3.0 million increase in workforce expense due to an increase in headcount, consisting primarily of salaries, bonuses, and other compensation-related costs of $1.4 million and stock-based compensation of $1.6 million;
•
a $0.6 million increase in professional and consulting fees, related to expanding our administrative support to satisfy the requirements of operating as a public company along with the general growth of the Company, including outsourced legal and accounting expenses; and
•
a $0.6 million increase in other expenses, consisting primarily of administrative expenses due to increased business activities and expanded general and administrative support in connection with operating as a public company.

Other Income (Expense)

	For the three months ended September 30,
	2024	2023	Change
	(in thousands)
Other income (expense):
Interest income	$4,103	$856	$3,247
Total other income (expense), net	$4,103	$856	$3,247

Interest Income

Interest income was $4.1 million for the three months ended September 30, 2024, as compared to $0.9 million for the three months ended September 30, 2023. The increase of $3.2 million is primarily due to opening additional interest-bearing accounts subsequent to September 30, 2023 in addition to the increased cash, cash equivalent and short-term investments balances from the Series B convertible preferred stock financing in August 2023 and February 2024, and our IPO in June 2024.

Income Taxes

For the three months ended September 30, 2024 and 2023, we recorded an income tax provision of zero and $1 thousand, respectively.

Comparison of the nine months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023:

	For the nine months ended September 30,
	2024	2023	Change
	(in thousands)
Operating expenses
Research and development	$43,736	$16,200	$27,536
General and administrative	15,798	5,185	10,613
Total operating expenses	59,534	21,385	38,149
Loss from operations	(59,534)	(21,385)	(38,149)
Other income (expense):
Interest income	8,597	1,152	7,445
Change in fair value of preferred stock tranche right liability	(7,390)	(1,030)	(6,360)
Total other income (expense), net	1,207	122	1,085
Net loss before income taxes	(58,327)	(21,263)	(37,064)
Provision for income taxes	—	4	(4)
Net loss	$(58,327)	$(21,267)	$(37,060)

Operating Expenses

Research and Development Expenses

	For the nine months ended September 30,
	2024	2023	Change
	(in thousands)
Direct external program expenses:
RAP-219 program	$14,336	$5,693	$8,643
Preclinical programs	13,302	3,533	9,769
Internal and unallocated expenses:
Personnel-related costs (including stock-based compensation)	14,034	6,412	7,622
Other costs	2,064	562	1,502
Total research and development expenses	$43,736	$16,200	$27,536

Research and development expenses were $43.7 million for the nine months ended September 30, 2024, as compared to $16.2 million for the nine months ended September 30, 2023. The increase of $27.5 million consisted of the following:

•
a $8.6 million increase in RAP-219 program costs, which consisted primarily of an increase of $4.6 million in clinical trial costs primarily driven by the start-up costs for our Phase 2a trials in focal epilepsy and peripheral neuropathic pain, costs from our second MAD study, and costs from our PET study, a $2.0 million increase in preclinical toxicology studies driven by initiation of long-term toxicology work, a $1.8 million increase in contract manufacturing costs related to the production of materials to support our additional Phase 1 and 2a trials, and an increase of $0.2 million for consulting related to the peripheral neuropathic pain program;
•
a $9.8 million increase in preclinical program costs, which consisted primarily of a $6.0 million increase in toxicology and animal studies related to our discovery programs, a $1.7 million increase in external chemistry efforts related to our discovery programs, a $0.8 million increase in contract manufacturing costs related to the production of materials for use in our preclinical studies, a $1.1 million increase in lab supply costs due to increased headcount, and a $0.3 million increase in discovery program consulting costs;
•
a $7.6 million increase in personnel-related costs due to an increase in headcount, which consisted primarily of salaries, bonuses, and other compensation-related costs of $6.4 million, and stock-based compensation of $1.5 million. These increases were partially offset by a decrease in general research and development consulting costs of $0.3 million; and

•
a $1.5 million increase in other costs, consisting primarily of research and development facilities expenses and depreciation expense related to opening our Boston office in September 2023, and continuing to expand our San Diego site.

General and Administrative Expenses

	For the nine months ended September 30,
	2024	2023	Change
	(in thousands)
Personnel-related (including stock-based compensation)	$9,936	$2,458	$7,478
Professional and consulting costs	4,119	1,991	2,128
Facility related and other	1,743	736	1,007
Total general and administrative expense	$15,798	$5,185	$10,613

General and administrative expense were $15.8 million for the nine months ended September 30, 2024, as compared to $5.2 million for the nine months ended September 30, 2023. The increase of $10.6 million consisted of the following:

•
$7.5 million increase in workforce expense due to an increase in headcount, consisting primarily of salaries, bonuses, and other compensation-related costs of $4.5 million and stock-based compensation of $3.0 million;
•
$2.1 million increase in professional and consulting fees, related to expanding our administrative support to satisfy the requirements of operating as a public company along with the general growth of the Company, including outsourced legal and accounting expenses; and
•
$1.0 million increase in other expenses, consisting primarily of administrative expenses due to increased business activities, and expanded general and administrative support in connection with operating as a public company.

Other Income (Expense)

	For the nine months ended September 30,
	2024	2023	Change
	(in thousands)
Other income (expense):
Interest income	$8,597	$1,152	$7,445
Change in fair value of preferred stock tranche right liability	(7,390)	(1,030)	(6,360)
Total other income (expense), net	$1,207	$122	$1,085

Interest Income

Interest income was $8.6 million for the nine months ended September 30, 2024, as compared to $1.2 million for the nine months ended September 30, 2023. The increase of $7.4 million is primarily due to opening additional interest-bearing accounts subsequent to September 30, 2023 in addition to the increased cash, cash equivalent and short-term investments balances from the Series B convertible preferred stock financing in August 2023 and February 2024, and our IPO in June 2024.

Change in Fair Value of Preferred Stock Tranche Right Liability

The change in fair value of the preferred stock tranche right liability expense was $7.4 million for the nine months ended September 30, 2024, as compared to $1.0 million for the nine months ended September 30, 2023. The change in fair value of preferred stock tranche right liabilities for the nine months ended September 30, 2024 consisted of an increase in the fair value of the Series B preferred stock tranche right liability of $7.4 million. In conjunction with the waiver of the second tranche milestone in February 2024 and the settlement of the Series B tranche right in March 2024, the Series B tranche right liability was remeasured immediately prior to the waiver, resulting in a $7.4 million increase in fair value. The change in fair value of preferred stock tranche right liability for the nine months ended September 30, 2023 consisted of an increase in the fair value of the Series A preferred stock tranche right liability of $1.0 million as a result of the waiver of the second and third milestones and settlement of the Series A tranche right liability.

Income Taxes

For the nine months ended September 30, 2024 and 2023, we recorded an income tax provision of zero and $4 thousand, respectively.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in February 2022, we have not generated any revenue from any sources and have incurred significant operating losses and negative cash flows from operations. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our product candidates and pipeline. Further, we expect to continue to incur additional costs associated with operating as a public company. To date, we have funded our operations with proceeds from the sale of convertible notes, convertible preferred stock, and the issuance of common stock in our IPO and concurrent private placement. Through September 30, 2024, we received aggregate gross proceeds of $424.4 million from the issuance of convertible promissory notes and the sale of our convertible preferred stock and common stock. As of September 30, 2024, we had cash and cash equivalents of $39.3 million and short-term investments of $281.3 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	For the nine months ended September 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(50,382)	$(16,824)
Net cash used in investing activities	(202,071)	(199)
Net cash provided by financing activities	221,618	145,276
Net (decrease) increase in cash, cash equivalents and restricted cash	$(30,835)	$128,253

Operating Activities

During the nine months ended September 30, 2024, operating activities used $50.4 million of cash, resulting primarily from our net loss of $58.3 million, non-cash accretion of investments in marketable securities of $3.8 million, and changes in operating assets and liabilities of $3.8 million, partially offset by $7.0 million of non-cash stock-based compensation expense, non-cash change in fair value of preferred stock tranche right liability of $7.4 million, $0.6 million of non-cash depreciation expense, and $0.5 million of non-cash lease expense. The $3.8 million change in operating assets and liabilities is primarily driven by an increase in prepaid expenses and other current assets of $1.8 million, primarily due to advanced payments on new contracts related to our clinical trials, a decrease in accounts payable of $1.0 million and accrued expenses of $0.5 million due to payments to vendors, and $0.5 million decrease in operating lease liabilities.

During the nine months ended September 30, 2023, operating activities used $16.8 million of cash, resulting primarily from our net loss of $21.3 million, partially offset by changes in operating assets and liabilities of $0.7 million, $2.5 million of non-cash stock-based compensation expense and non-cash change in fair value of preferred stock tranche right liability of $1.0 million.

Investing Activities

During the nine months ended September 30, 2024, net cash used in investing activities was $202.1 million, primarily consisting of purchases of short-term investments of $293.0 million and purchases of property and equipment of $2.2 million, partially offset by maturities of short-term investments of $93.1 million.

During the nine months ended September 30, 2023, net cash used in investing activities was $0.2 million, consisting of purchases of property and equipment of $0.2 million.

Financing Activities

During the nine months ended September 30, 2024, net cash provided by financing activities was $221.6 million, primarily consisting of net proceeds from our IPO and concurrent private placement of our common stock in the aggregate amount of $157.7 million, and net proceeds of $63.9 million from our additional issuance of Series B convertible preferred stock.

During the nine months ended September 30, 2023, net cash provided by financing activities was $145.3 million, primarily consisting of net proceeds of $59.9 million from our additional issuance of Series A convertible preferred stock and $85.3 million from the initial issuance of our Series B convertible preferred stock.

Future Funding Requirements

As of September 30, 2024, we had cash, cash equivalents and short-term investments of $320.7 million, excluding our restricted cash. As of the issuance date of the condensed consolidated financial statements for the nine months ended September 30, 2024, we expect that our cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses and capital expenditure requirements through at least 12 months from the issuance of the condensed consolidated financial statements. We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements through the end of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. However, our forecast for the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Additionally, the process of conducting preclinical studies and testing potential future product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain. We will need to raise substantial additional capital in the future.

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

Contractual Obligations and Commitments

Leases

As of the September 30, 2024, we had future minimum operating lease payments under non-cancelable leases of 1.8 million related to leases we have recognized on our consolidated balance sheet, which are due over the following 2.5 years. In addition, we have one lease that has been entered into but has not yet commenced, for which we expect to pay approximately $9.6 million over the five-year lease term.

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

During the year ended December 31, 2023, we paid NeuroPace $1.5 million, which was recorded as prepaid expenses and other current assets in the consolidated balance sheet as of December 31, 2023. During the three months ended September 30, 2024, we paid NeuroPace $0.1 million and recognized $0.5 million in research and development expense for services performed. During the nine months ended September 30, 2024, we paid NeuroPace $0.5 million and recognized $1.1 million in research and development expense for services performed, resulting in a prepaid expense balance of $0.9 million as of September 30, 2024.

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

During the nine months ended September 30, 2024, there were no material changes to our critical accounting policies and estimates described under Management’s Discussion and Analysis of Critical Accounting Policies and Estimates which are included in the Company’s final prospectus for its IPO filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on June 7, 2024.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The success of our business depends primarily upon our ability to identify, develop, and commercialize product candidates based on our RAP technology platform. We do not know whether we will be able to develop any product candidates that succeed through preclinical and clinical development or products of commercial value. We have no products approved for commercial sale and have not generated any revenue from product sales to date. We will continue to incur significant research and development and other expenses related to our preclinical and clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses totaled $10.7 million and $34.8 million for the period from February 10, 2022 (inception) to December 31, 2022 and for the year ended December 31, 2023, respectively. Our net losses totaled $58.3 million and $21.3 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we have not yet generated revenues and had an accumulated deficit of $103.8 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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

Additionally, our expenses could increase beyond our expectations if we are required by the Food and Drug Administration (“FDA”), European Medicines Agency (“EMA”), or other comparable regulatory authorities to perform clinical trials in addition to those that we currently expect, or if there are any delays in establishing appropriate manufacturing arrangements for or in completing our clinical trials or the development of any of our product candidates.

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

As of September 30, 2024, we had $320.7 million of cash, cash equivalents and short-term investments, excluding restricted cash. Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements through the end of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We may also raise additional financing on an opportunistic basis in the future. For example, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates. Our future capital requirements will depend on many factors, including but not limited to:

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

For example, in the fourth quarter of 2024, we were notified by the FDA that the IND submitted by us for the initiation of a Phase 2a proof-of-concept trial of RAP-219 for the treatment of DPNP was placed on clinical hold. The FDA requested additional information and amendments specific to the protocol design. We are working with the FDA to provide the requested information. Should our response to the clinical hold not be satisfactory to the FDA, the clinical hold may not be lifted on a timely basis, or at all. Furthermore, in December 2023, we withdrew the development of another TARPg8 targeted molecule (RAP-482) in-licensed from Janssen that received a clinical hold from the FDA prior to initiation of a Phase 1 trial, in order to prioritize development of our lead product candidate, RAP-219, and our other development candidates and programs. Furthermore, the length of time necessary to complete clinical trials and submit an application for marketing approval for a final decision by a regulatory authority varies significantly from one product candidate to the next and from one country or jurisdiction to the next and may be difficult to predict.

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

We have completed phase 1 clinical development of our lead product candidate, RAP-219, for the treatment of focal epilepsy, and patient recruitment and screening is underway for our Phase 2a trial of RAP-219. We also intend to initiate additional Phase 2a trials of RAP-219 for the treatment of peripheral neuropathic pain and bipolar disorder. Our other product candidates and programs are at various stages of preclinical development. We seek to rapidly advance discovery and development of transformational small molecule medicines for patients suffering from central nervous system disorders.

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

Although the UK is regarded as a third country under the EU GDPR, the European Commission has issued an adequacy decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted. Likewise, the UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. Further, potential changes to UK data protection laws may alter the similarities between the UK and EEA data protection regime and threaten the UK adequacy decision from the European Commission. The potential of the respective provisions and enforcement of the EU GDPR and UK GDPR further diverging in the future creates additional regulatory challenges and uncertainties for us. The lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, uncertainty, complexity and cost to our handling of European personal data and our privacy and data security compliance programs and could require us to implement different compliance measures for the UK and the EEA.

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

Our failure to successfully initiate and complete clinical trials and to demonstrate the efficacy and safety necessary to obtain regulatory approval to market our product candidates would significantly harm our business. Our product candidate development costs will also increase if we experience delays in testing or regulatory approvals and we may be required to obtain additional funds to complete clinical trials. There can be no assurance that our clinical trials will begin as planned or be completed on schedule, if at all, or that we will not need to restructure or otherwise modify our trials after they have begun. For example, in the fourth quarter of 2024, we were notified by the FDA that the IND submitted by us for the initiation of a Phase 2a proof-of-concept trial of RAP-219 for the treatment of DPNP was placed on clinical hold. The FDA requested additional information and amendments specific to the protocol design. We are working with the FDA to provide the requested information. Should our response to the clinical hold not be satisfactory to the FDA, the clinical hold may not be lifted on a timely basis, or at all. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates, which may harm our business and results of operations. In addition, many of the factors that cause, or lead to, delays of clinical trials may ultimately lead to the denial of regulatory approval of our product candidates.

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

We have focused our research and development efforts on addressing disorders of the brain and nervous system. Efforts by pharmaceutical companies in this field have faced certain challenges in drug development. In particular, many neurological disorders, such as focal epilepsy, neuropathic pain and bipolar disorder, rely on subjective patient-reported outcomes as key endpoints. This makes them more difficult to evaluate than indications with more objective endpoints. For example, in our Phase 2a proof-of-concept trial, we are using change in clinical seizure frequency (measured by patient-recorded paper diaries) as a secondary endpoint. Furthermore, these indications are often subject to a placebo effect, which may make it more challenging to isolate the effects of our product candidates. There can be no guarantee that we will successfully overcome these challenges with RAP-219, even with the use of the RNS system from NeuroPace Inc. (“NeuroPace”) for primary and secondary endpoints in our Phase 2a proof-of-concept trial in focal epilepsy, or our other product candidates or that we will not encounter other challenges in the development of our product candidates. Moreover, given the history of clinical failures in this field, future clinical or regulatory failures by us or others may have result in further negative perception of the likelihood of success in this field, which may significantly and adversely affect the market price of our common stock.

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

As of September 30, 2024, we had 36,576,457 shares of common stock outstanding. Shares of unvested restricted common stock will become available for sale immediately upon the vesting of such shares, as applicable, and the expiration of any applicable market stand-off or lock-up agreements. Shares issued upon the exercise of stock options pursuant to future awards that may be granted under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market stand-off and lock-up agreements, and Rule 144 and Rule 701 under the Securities Act of 1933, as amended (the “Securities Act”).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities

None.

(b) Use of Proceeds from Initial Public Offering and Concurrent Private Placement

On June 6, 2024, our Registration Statement on Form S-1 (No. 333-279486) relating to our IPO was declared effective by the SEC. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on June 7, 2024.

(c) Issuer Repurchases of Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 5, 2024 and effective as of November 7, 2024, Jeffrey K. Tong, Ph.D. tendered his resignation as a Class I director of the board of directors (the “Board”) of the Company and all committees thereof. Dr. Tong served as a member of the audit committee and chair of the nominating and corporate governance committee. Dr. Tong’s resignation was not the result of any disagreement with the Company or any matter relating to the Company’s operations, policies or practices.

Also effective as of November 7, 2024, the Board unanimously appointed Robert J. Perez, M.B.A., Raymond Sanchez, M.D., Paul M. Silva and Wendy B. Young, Ph.D. to the Board as Class II, II, III and I directors, respectively, to fill the vacancy resulting from Dr. Tong’s resignation as well as three newly created vacancies resulting from an increase in the size of the Board from six to nine.

The Board has determined that each of Mr. Perez, Dr. Sanchez, Mr. Silva and Dr. Young qualifies as an independent director, and is qualified to serve under the applicable rules and regulations of the Securities and Exchange Commission and the listing standards, requirements and rules of the Nasdaq Stock Market LLC.

Mr. Perez has been appointed as chair of the Nominating and Corporate Governance Committee and to serve on the Compensation Committee. Dr. Sanchez has been appointed to serve on the Compensation Committee and the Science and Technology Committee. Mr. Silva has been appointed to serve as chair of the Audit Committee and to serve on the Nominating and Corporate Governance Committee. Dr. Young has been appointed as chair of the Science and Technology Committee.

Mr. Perez has over 35 years of experience in the biopharmaceutical industry, and has served as Operating Partner of General Atlantic Service Company, L.P., a global growth equity firm, since January 2019. Prior to joining General Atlantic, Mr. Perez served as Managing Director of Vineyard Sound Advisors, LLC, a biopharmaceutical advisory practice, from March 2015 through January 2019. Mr. Perez also previously held numerous roles of increasing responsibility at Cubist Pharmaceuticals, Inc. (Nasdaq: CBST), a biopharmaceutical company, including most recently serving as Chief Executive Officer, until its acquisition by Merck & Co., Inc. in 2015. Mr. Perez has served as a member of the board of directors of Immunocore Holdings Plc (Nasdaq: IMCR) since September 2019, and previously served as a member of the boards of directors of Third Harmonic Bio, Inc. (Nasdaq: THRD) from December 2021 to June 2024, Vir Biotechnolgy, Inc. (Nasdaq: VIR) from February 2017 to May 2024, AMAG Pharmaceuticals, Inc. (Nasdaq: AMAG) from February 2009 to June 2020, Zafgen Inc. (now Larimar Therapeutics, Inc. (Nasdaq: LRMR)) from September 2015 to May 2020, and Spark Therapeutics (Nasdaq: ONCE) from September 2015 to May 2020. Mr. Perez is also the founder and chairman of Life Science Cares, an organization that provides capital from the life sciences industry to non-profits working to alleviate the impact of poverty, and serves on the board of trustees of The Dana Farber Cancer Institute. Mr. Perez holds a Bachelor of Science degree in business from California State University, Los Angeles, and a Master of Business Administration from the Anderson Graduate School of Management at the University of California, Los Angeles. We believe Mr. Perez is qualified to serve on our board of directors because of his breadth of experience with biopharmaceutical and life sciences companies, and his extensive management experience.

Dr. Sanchez has over 20 years of experience in the life sciences industry, and is currently a Senior Advisor at Bain Capital Life Sciences, a global investment firm. He previously served as Chief Medical Officer of Cerevel Therapeutics Holdings, Inc. (previously Nasdaq: CERE), a biopharmaceutical company, from January 2019 to August 2024 when it was acquired by AbbVie Inc. From

November 2007 to January 2019, Dr. Sanchez held various roles of increasing responsibility at Otsuka Pharmaceutical Development & Commercialization, Inc., a privately-held healthcare company, most recently as Senior Vice President, Global Clinical Development beginning in November 2013. From June 2018 to January 2019, Dr. Sanchez concurrently served as Chief Medical Officer of Avanir Pharmaceuticals, Inc., a pharmaceutical company (later acquired by Otsuka America Pharmaceutical, Inc.). Prior to joining the life sciences industry, Dr. Sanchez trained in psychiatry at the Yale School of Medicine where he where he was Chief Resident as well as a fellow and an instructor. Dr. Sanchez was an executive co-chair of the International Society for CNS Drug Development from November 2017 to January 2022, and has also contributed to other academic and charitable organizations such as the Connecticut Mental Health Center Foundation and Yale School of Medicine. Dr. Sanchez holds two degrees from Northwestern University, a Bachelor of Arts degree in psychology from the Weinberg College of Arts and Sciences and a medical degree from the Feinberg School of Medicine. We believe Dr. Sanchez is qualified to serve on our board of directors because of his extensive experience in the pharmaceutical industry and his background in medicine.

Mr. Silva is an experienced biotechnology executive with over 30 years of financial and operational experience. He held various roles of increasing responsibility at Vertex Pharmaceuticals Incorporated (Nasdaq: VRTX), a biopharmaceutical company, from August 2007 until his retirement in April 2021, including most recently serving as Senior Vice President and Chief Accounting Officer for a decade beginning in April 2011. Prior to joining Vertex, he held positions at Iron Mountain Incorporated (NYSE: IRM), Thermo Electron Corporation (now Thermo Fisher Scientific Inc., NYSE: TMO), and Andersen LLP, a public accounting firm. Mr. Silva has served as a member of the boards of directors of Nurix Therapeutics, Inc. (Nasdaq: NRIX) since October 2021, and New Life Furniture Bank of Massachusetts, a charitable organization, since November 2022. Mr. Silva holds a Bachelor of Arts degree in accounting from Assumption College. We believe Mr. Silva is qualified to serve on our Board of Directors because of his extensive experience as a biotechnology executive.

Dr. Young is a biotechnology, pharma, and life sciences executive and board advisor with more than 30 years of experience in the discovery and development of innovative new medicines for patients. Dr. Young served as a member of our Scientific Advisory Board from August 2023 to November 2024. She has served as the President of BioPharma Discovery, LLC, a scientific advisory company, since July 2021, and a Senior Advisor at Google Ventures, a venture capital firm, since January 2023. Previously, Dr. Young served as an Executive Partner of MPM Capital (now MPM BioImpact), a venture capital firm, and Chief Executive Officer of a stealth company from September 2021 to June 2023. From October 2006 to September 2021, she held several roles of increasing responsibility at Genentech, Inc., a biotechnology company, most recently serving as Senior Vice President of Drug Discovery from January 2018 to September 2021. Dr. Young holds a Bachelor of Arts degree in chemistry and Master of Chemistry degree from Wake Forest University, a Doctor of Chemistry degree from Princeton University and was also a postdoctoral fellow at Memorial Sloan Kettering Cancer Center. We believe that Dr. Young is qualified to serve on our board of directors because of her scientific knowledge and experience advising other biotechnology and drug discovery companies.

In connection with this appointment, the Company granted to each of Mr. Perez, Mr. Silva, Dr. Sanchez and Dr. Young a stock option award to purchase 29,756 shares of the Company’s common stock, which vest over three years subject to such director’s continued service on the Board, in accordance with the Company’s non-employee director compensation policy. Each of Mr. Perez, Mr. Silva, Dr. Sanchez and Dr. Young have also entered into a standard indemnification agreement with the Company.

There are no arrangements or understandings between each of Mr. Perez, Mr. Silva, Dr. Sanchez and Dr. Young and any other persons pursuant to which he or she was selected as a director of the Company. Furthermore, there are no family relationships between each of Mr. Perez, Mr. Silva, Dr. Sanchez and Dr. Young and any director or executive officer of the Company, and he or she has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

(b) Not applicable.

(c) During the quarter ended September 30, 2024, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408 of Regulation S-K.

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

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rapport Therapeutics, Inc.

Date: November 7, 2024	By:	/s/ Abraham N. Ceesay
Abraham N. Ceesay, M.B.A.
Chief Executive Officer and Director

Date: November 7, 2024	By:	/s/ Troy Ignelzi
Troy Ignelzi
Chief Financial Officer
(Principal Financial and Accounting Officer)