Form 10-Q
period 2025-03-31
Rapport Therapeutics, Inc.
filed 2025-05-08
CIK 2012593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 6, 2025, the registrant had 36,497,555 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Rapport Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$57,604	$56,805
Short-term investments	227,778	248,475
Restricted cash	105	105
Prepaid expenses and other current assets	5,481	4,417
Total current assets	290,968	309,802
Property and equipment, net	3,404	3,529
Operating lease right of use asset, net	7,470	1,442
Other assets	211	160
Total assets	$302,053	$314,933
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,139	$1,954
Accrued expenses and other current liabilities	6,236	6,076
Operating lease liability	1,008	737
Total current liabilities	9,383	8,767
Operating lease liability, net of current portion	6,834	739
Total liabilities	16,217	9,506
Commitments and contingencies (Note 11)
Stockholders’ equity
Undesignated preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2025 and December 31, 2024, respectively; zero shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized at March 31, 2025 and December 31, 2024; 36,497,434 shares and 36,580,202 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	37	37
Additional paid-in capital	433,702	429,657
Accumulated other comprehensive income	(95)	(522)
Accumulated deficit	(147,808)	(123,745)
Total stockholders’ equity	285,836	305,427
Total liabilities and stockholders’ equity	$302,053	$314,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rapport Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	For the three months ended March 31,
	2025	2024
Operating expenses
Research and development (1)	$19,572	$12,504
General and administrative (2)	7,536	4,590
Total operating expenses	27,108	17,094
Loss from operations	(27,108)	(17,094)
Other income (expense):
Interest income	3,045	1,815
Change in fair value of preferred stock tranche right liability	—	(7,390)
Total other income, net	3,045	(5,575)
Net loss	$(24,063)	$(22,669)
Net loss per share attributable to common stockholders, basic and diluted	$(0.68)	$(11.07)
Weighted-average common shares outstanding, basic and diluted	35,266,577	2,046,889
Comprehensive loss:
Net loss	$(24,063)	$(22,669)
Change in unrealized gains (losses) on investments, net of tax	427	(164)
Total other comprehensive income (loss)	427	(164)
Comprehensive loss	$(23,636)	$(22,833)

(1)
Includes related party amounts of zero and less than $0.1 million for the three months ended March 31, 2025 and 2024, respectively (see Note 10).
(2)
Includes related party amounts of zero and $0.1 million for the three months ended March 31, 2025 and 2024, respectively (see Note 10).

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rapport Therapeutics, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Stockholders’ Equity
Balance at December 31, 2024	—	$—	—	$—	36,580,202	$37	$429,657	$(522)	$(123,745)	$305,427
Stock-based compensation expense	—	—	—	—	—	—	4,040	—	—	4,040
Issuance of common stock upon exercise of stock options	—	—	—	—	3,240	—	6	—	—	6
Repurchase of unvested restricted common stock	—	—	—	—	(86,008)	—	(1)	—	—	(1)
Net loss	—	—	—	—	—	—	—	—	(24,063)	(24,063)
Change in unrealized gain (loss) on investments, net of tax	—	—	—	—	—	—	—	427	—	427
Balance at March 31, 2025	—	$—	—	$—	36,497,434	$37	$433,702	$(95)	$(147,808)	$285,836

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance at December 31, 2023	100,182,354	$89,487	51,273,790	$77,091	4,170,817	$4	$19,796	$4	$(45,438)	$(25,634)
Issuance of Series B convertible preferred stock for the settlement of the tranche right liability, net of issuance costs of $87	—	—	38,157,240	68,161	—	—	7,343	—	—	7,343
Stock-based compensation expense	—	—	—	—	—	—	1,491	—	—	1,491
Net loss	—	—	—	—	—		—	—	(22,669)	(22,669)
Change in unrealized gain (loss) on investments, net of tax	—	—	—	—	—	—	—	(164)	—	(164)
Balance at March 31, 2024	100,182,354	$89,487	89,431,030	$145,252	4,170,817	$4	$28,630	$(160)	$(68,107)	$(39,633)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rapport Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(24,063)	$(22,669)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	244	152
Net (accretion) and amortization of investments in marketable securities	(436)	(978)
Change in fair value of preferred stock tranche right liability	—	7,390
Non-cash lease expense	411	156
Stock-based compensation expense	4,040	1,491
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(825)	(2,070)
Other assets	(51)	27
Accounts payable	185	(1,134)
Accrued expenses and other current liabilities	331	181
Operating lease liabilities	(73)	(161)
Net cash used in operating activities	(20,237)	(17,615)
Cash flows from investing activities
Purchases of short-term investments	(43,235)	(44,801)
Maturities of short-term investments	64,557	3,947
Purchases of property and equipment	(291)	(1,072)
Net cash provided by (used in) investing activities	21,031	(41,926)
Cash flows from financing activities
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs paid	—	63,942
Proceeds from exercise of stock options	6	—
Repurchase of unvested restricted common stock	(1)	—
Payment of deferred offering costs	—	(283)
Net cash provided by financing activities	5	63,659
Net increase in cash, cash equivalents, and restricted cash	799	4,118
Cash, cash equivalents, and restricted cash at beginning of period	56,910	70,254
Cash, cash equivalents, and restricted cash at end of period	$57,709	$74,372
Supplemental cash flow information:
Supplemental disclosure for noncash investing and financing activities:
Settlement of Series B preferred stock tranche right liability	$—	$11,590
Right-of-use assets obtained in exchange for operating lease liabilities	$6,439	$—
Deferred offering costs included in accounts payable and accrued expenses at period end	$—	$1,472
Purchases of property and equipment included in accounts payable and accrued expenses at period end	$—	$847
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$57,604	$74,267
Restricted cash	$105	$105
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$57,709	$74,372

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

Liquidity

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since its inception, including net losses of $24.1 million and $78.3 million for the three months ended March 31, 2025 and for the year ended December 31, 2024, respectively. As of March 31, 2025, the Company had an accumulated deficit of $147.8 million. In June 2024, the Company completed its initial public offering (“IPO”) and concurrent private placement of its common stock which resulted in net proceeds of $157.6 million. The Company had cash and cash equivalents and short-term investments, excluding restricted cash, of $285.4 million as of March 31, 2025. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash and cash equivalents and short-term investments will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance of these condensed consolidated financial statements.

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

The condensed consolidated interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of March 31, 2025 and the results of operations for the three months ended March 31, 2025 and 2024. The condensed consolidated balance sheet as of December 31, 2024 was derived from audited annual financial statements but does not include all disclosures required by GAAP. The results of operations for the interim periods are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period.

2. Summary of Significant Accounting Policies

There have been no significant changes from the significant accounting policies and estimates disclosed in Note 2 of the “Notes to Consolidated Financial Statements” in the audited consolidated financial statements for the year ended December 31, 2024 and notes thereto, included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 11, 2025.

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

Restricted cash

Restricted cash as of both March 31, 2025 and December 31, 2024 was restricted as cash collateral for the Company’s business credit card program.

Short-term investments

The Company’s short-term investments consist of investments in debt securities, including U.S. Treasury bills, government securities, and U.S. agency securities with remaining maturities beyond three months at the date of purchase that are available to be converted into cash to fund its current operations. As of March 31, 2025 and December 31, 2024, all of the Company’s debt securities were classified as available-for-sale and were carried at fair market value (see Note 3). The unrealized gains and losses on the Company’s available-for-sale debt securities are recorded in other comprehensive income (loss) in the condensed consolidated statements of operations and comprehensive loss.

Rapport Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the investment security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any unrealized loss that has not been recorded through an allowance for credit loss is recognized in other comprehensive income (loss). As of March 31, 2025 and December 31, 2024, there was no allowance for credit losses recorded on the Company’s condensed consolidated balance sheet.

The Company’s interest income consists of interest earned from cash, cash equivalents, and short-term investments.

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, these costs are recorded as a reduction of the proceeds from the offering, either as a reduction of the carrying value of the convertible preferred stock or in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. Should the in-process equity financing be abandoned, the deferred offering costs would be expensed immediately as a charge to operating expenses in the condensed consolidated statements of operations and comprehensive loss. Upon closing of the Company’s IPO in June 2024, these deferred offering costs were included in the $16.8 million issuance costs classified to stockholders equity (deficit) and recorded against the proceeds from the offering. As of March 31, 2025 and December 31, 2024, the Company recorded no deferred offering costs on its condensed consolidated balance sheet.

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

Rapport Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

the Company reports a net loss, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the three months ended March 31, 2025, comprehensive loss is partially offset by unrealized gains on short-term investments. For the three months ended March 31, 2024, comprehensive loss includes unrealized losses on short-term investments.

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

3. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

	Fair Value Measurements at
	March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	4,106	—	—	4,106
U.S. Treasury bills	—	5,965	—	5,965
Short-term investments:
U.S. Treasury bills	—	40,204	—	40,204
Government securities	—	97,812	—	97,812
Government agency securities	—	89,762	—	89,762
	$4,106	$233,743	$—	$237,849

Rapport Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Fair Value Measurements at
	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$9,432	$—	$—	$9,432
Short-term investments:
U.S. Treasury bills	—	28,723	—	28,723
Government securities	—	136,514	—	136,514
Government agency securities	—	83,238	—	83,238
	$9,432	$248,475	$—	$257,907

Money market funds are highly liquid and actively traded marketable securities that generally transact at a stable $1.00 net asset value representing its estimated fair value. During the three months ended March 31, 2025 and the year ended December 31, 2024, there were no transfers between Level 1, Level 2 and Level 3.

The Company classifies its U.S. Treasury securities with original maturities of three months or less at the time of initial purchase as cash and cash equivalents. The Company classifies its U.S. Treasury securities with original maturities of three months or more as short-term because they are available to be converted into cash to fund current operations. . The fair value of the Company’s U.S. Treasury bills, government securities, and government agency securities are classified as Level 2 because they are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency and U.S. Treasury securities.

The underlying securities held in the money market funds held by the Company are all government backed securities.

Short-term investments consisted of the following (in thousands):

	March 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments:
U.S. Treasury bills	$40,199	$5	$—	$40,204
Government securities	97,816	—	(4)	97,812
Government agency securities	89,858	—	(96)	89,762
	$227,873	$5	$(100)	$227,778

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments:
U.S. Treasury bills	$28,694	$30	$—	$28,724
Government securities	136,829	—	(316)	136,513
Government agency securities	83,474	—	(236)	83,238
	$248,997	$30	$(552)	$248,475

Rapport Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The contractual maturities of the Company’s short-term investments in available-for-sale debt securities held were as follows (in thousands):

	March 31,	December 31,
	2025	2024
Due within one year	$96,186	$117,761
Due between one and two years	131,592	130,714
	$227,778	$248,475

As of March 31, 2025, all investments in an unrealized loss position were in this position for less than 12 months. The Company evaluated its securities for potential other-than-temporary impairment and considered the decline in market value to be primarily attributable to current economic and market conditions. Additionally, the Company does not intend to sell the securities in an unrealized loss position and does not expect it will be required to sell the securities before recovery of the unamortized cost basis. Given the Company’s intent and ability to hold such securities until recovery, and the lack of a significant change in credit risk for these investments, the Company does not consider these investments to be impaired as of March 31, 2025. The Company did not recognize any credit losses during the three months ended March 31, 2025.

Valuation of Preferred Stock Tranche Right Liability

The Series B preferred stock tranche right liabilities in the table below are composed of the fair value of obligations to issue Series B convertible preferred stock, respectively (see Note 6), either upon achievement of certain specified milestones, upon the waiver of such milestone achievement by a majority vote of the respective series convertible preferred stockholders or in relation to the Series B convertible preferred stock, upon a shareholder exercising its right to early exercise the tranche right. The fair value of the tranche right liability was determined based on significant inputs not observable in the market, which represented a Level 3 measurement within the fair value hierarchy. The fair value of the tranche right liabilities were determined using a Contingent Forward Analysis, which is a scenario-based lattice model that accounts for the different possible milestone scenarios and their associated probabilities, as estimated by the Company. The valuation model considered the probability of closing the tranche, the estimated future value of the Convertible Preferred Stock to be issued at each closing and the investment required at each closing. Future values were converted to present value using a discount rate appropriate for probability-adjusted cash flows. The risk-free rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining estimated time to each tranche closing.

Series B Preferred Stock Tranche Right Liability

The following tables provide a roll-forward of the aggregate fair value of the Company’s Series B preferred stock tranche right liability during the three months ended March 31, 2024, for which fair value is determined using Level 3 inputs (in thousands):

Series B Preferred Stock Tranche Right Liability
Balance as of December 31, 2023	$4,200
Change in fair value of Series B preferred stock tranche right liability	7,390
Settlement of Series B preferred stock tranche right liability upon waiver of milestone	(11,590)
Balance as of March 31, 2024	$—

Rapport Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Lab equipment	$4,253	$3,716
Computer equipment	80	67
Leasehold improvements	281	281
Construction in process	—	430
Total property and equipment	4,614	4,494
Less: Accumulated depreciation	(1,210)	(965)
	$3,404	$3,529

Depreciation expense of property and equipment for each of the three months ended March 31, 2025 and 2024 was $0.2 million.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Research and development	$3,103	$1,664
Professional fees	711	235
Employee related	2,098	3,708
Accrued other	324	469
	$6,236	$6,076

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

Series A Convertible Preferred Stock

Immediately prior to the closing of the Company’s IPO on June 6, 2024, all of the Company’s outstanding shares of Series A convertible preferred stock were converted into shares of common stock pursuant to the reverse stock split and a proportional adjustment to the existing conversion ratios of each series of the Company’s preferred stock.

Series B Convertible Preferred Stock and Series B Preferred Stock Tranche Right Liability

In August 2023, the Company issued and sold 46,504,135 shares of Series B convertible preferred stock, at a price of $1.67727 per share. The 46,504,135 shares include the 10,731,725 shares that were early exercised on the original issuance date (discussed below).

Rapport Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Immediately prior to the closing of the Company’s IPO on June 6, 2024, all of the Company’s outstanding shares of Series B convertible preferred stock were converted into shares of common stock pursuant to the reverse stock split and a proportional adjustment to the existing conversion ratios of each series of the Company’s preferred stock.

Convertible preferred stock as of March 31, 2024 prior to conversion consisted of the following (in thousands, except share amounts):

	Preferred Stock Authorized	Preferred Stock Issued and Outstanding	Carrying Value	Liquidation Preference	Conversion Price per share	Common Stock Issuable Upon Conversion
Series A convertible preferred stock	100,182,354	100,182,354	$89,487	$100,182	$8.5648	11,701,298
Series B convertible preferred stock	89,431,030	89,431,030	145,252	150,000	$14.3655	10,445,518
	189,613,384	189,613,384	$234,739	$250,182		22,146,816

Rapport Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The conversion ratio of each class of convertible preferred stock was determined by dividing the Applicable Original Issue Price of each class of convertible preferred stock by the Conversion Price of each class. As of March 31, 2024, the Conversion Price was $8.5648 per share for Series A convertible preferred stock and $14.3655 per share for Series B convertible preferred stock, each subject to appropriate adjustment in the event of any share dividend, share split, combination or other similar recapitalization with respect to the convertible preferred stock. All outstanding convertible preferred stock was converted into common stock immediately prior to the closing of the Company’s IPO.

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

Rapport Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company shall not declare, pay or set aside any dividends on common shares of the Company unless the holders of convertible preferred stock then outstanding first received, or simultaneously received, the Preferred Dividend on each outstanding convertible preferred stock and a dividend on each outstanding convertible preferred stock in an amount at least equal to the product of (1) the dividend payable on each share of such class or series determined, as if all shares of such class or series had been converted into common stock and (2) the number of shares of common stock issuable upon conversion of a share of such series of convertible preferred stock, in each case calculated on the record date for determination of the holders entitled to receive such dividend. As of both March 31, 2025 and December 31, 2024, no cash dividends have been declared or paid.

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

7. Common Stock

The voting, dividend and liquidation rights of the holders of the Company’s common stock were subject to and qualified by the rights, powers and preferences of the holders of the convertible preferred stock set forth above. Each share of common stock entitles the holder to one vote, together with the holders of the convertible preferred stock, on all matters submitted to the stockholders for a vote. The holders of common stock are entitled to receive dividends, if any, as declared by the Company’s board of directors, subject to the preferential dividend rights of convertible preferred stock. As of March 31, 2025 and December 31, 2024, no dividends have been declared or paid.

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

As of December 31, 2024, the Company had reserved 6,852,229 shares of common stock, of which 2,713,368 shares were reserved for issuance under the 2022 Plan, 3,814,618 shares under the 2024 Stock Option and Grant Plan (the “2024 Plan”) and 324,243 shares under the 2024 Employee Stock Purchase Plan (the “2024 ESPP”). As of March 31, 2025, the Company had reserved 9,096,409 shares of common stock, of which 2,664,084 shares were reserved for issuance under the 2022 Plan, 5,742,280 shares under

Rapport Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

the 2024 Stock Option and Grant Plan (the “2024 Plan”) and 690,045 shares under the 2024 Employee Stock Purchase Plan (the “2024 ESPP”) (see Note 8).

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

2024 Plan

In May 2024, the Company’s board of directors adopted, and its stockholders approved, the 2024 Plan, which became effective in June 2024. The 2024 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors, and consultants. The 2024 plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares initially reserved for issuance under the 2024 Plan was 3,814,618 shares. In addition, the number of shares reserved and available for issuance under the 2024 Plan will automatically increase on each January 1, by five percent of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the compensation committee. On January 1, 2025, the annual increase resulted in an additional 1,829,010 shares being added to the 2024 Plan. As of March 31, 2025, the Company had 2,670,855 shares remaining available for future grants.

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

2024 ESPP

In May 2024, the Company’s board of directors adopted, and its stockholders approved, the 2024 ESPP, which became effective in June 2024. The 2024 ESPP initially reserved and authorized the issuance of up to a total of 324,243 shares of the Company’s common stock to participating employees. The 2024 ESPP provides that the number of shares reserved and available for issuance will automatically increase on each January 1 thereafter through January 1, 2034, by the lesser of (i) 648,486 shares of common stock, (ii) one percent of the outstanding number of shares of common stock on the immediately preceding December 31, or (iii) such lesser number of shares of common stock as determined by the administrator of the 2024 ESPP. On January 1, 2025, the annual increase

Rapport Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

resulted in an additional 365,802 shares being added to the 2024 ESPP. The number of shares reserved under the 2024 ESPP is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization.

No shares were issued during the three months ended March 31, 2025 relating to the 2024 ESPP.

Stock Options

The Company has granted stock options with service-based vesting conditions. Stock options generally vest over four years and have a maximum term of ten years. The Company typically grants stock options to employees and non-employees at exercise prices deemed by the Board to be equal to the fair value of the common stock at the time of grant. The following table summarizes the Company’s stock option activity for the three months ended March 31, 2025:

	Number of Shares	Weighted- Average Exercise Price per share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2024	4,189,746	$10.02	9.19	$34,324
Granted	1,629,880	16.55
Exercised	(3,240)	1.80
Forfeited	(190,364)	12.40
Expired	—	—
Options outstanding at March 31, 2025	5,626,022	$11.83	9.16	$12,185,298
Options vested and exercisable at March 31, 2025	914,448	5.43	8.48	4,646,260
Options vested and expected to vest at March 31, 2025	5,626,022	$11.83	9.16	$12,185,298

The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2025 and three months ended March 31, 2024 was $11.98 and $8.90 per share, respectively. As of March 31, 2025, there was $46.6 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a remaining weighted average period of 3.14 years.

Restricted Stock Awards (“RSA”)

The Company awards restricted stock both under the 2022 Plan as well as outside of the 2022 Plan.

Service-Based RSAs

The majority of the RSAs have service-based vesting conditions and vest over a period from immediately to four years. Compensation expense is recognized on a straight-line basis over the requisite service period.

The following table summarizes the Company’s service-based RSA grant activity for the three months ended March 31, 2025:

	RSAs	Weighted- Average Grant Date Fair Value
Unvested shares at December 31, 2024	976,596	3.69
Granted	—	—
Vested	(135,164)	3.53
Forfeited	(44,792)	2.92
Unvested shares at March 31, 2025	796,640	$3.77

The aggregate intrinsic fair value of service-based RSAs that vested during the three months ended March 31, 2025 and 2024, was $1.9 million and $1.3 million, respectively. As of March 31, 2025, there was $2.9 million of total unrecognized compensation

Rapport Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

cost related to unvested service-based RSAs, which is expected to be recognized over a remaining weighted average period of 1.8 years.

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

The following table summarizes the Company’s performance-based RSA grant activity for the three months ended March 31, 2025:

	RSAs	Weighted- Average Grant Date Fair Value
Unvested shares at December 31, 2024	444,235	$3.63
Granted	—	—
Vested	(53,130)	3.61
Forfeited	(41,216)	2.92
Unvested shares at March 31, 2025	349,889	$3.72

The aggregate intrinsic fair value of performance-based RSAs that vested during the three months ended March 31, 2025 and 2024 was $0.7 million and $0.4 million, respectively. As of March 31, 2025, there was $0.4 million of total unrecognized compensation cost related to unvested performance-based restricted common stock, which is expected to be recognized over a remaining weighted average period of 1.2 years.

Restricted Stock Units (“RSUs”)

In March 2025, the Company awarded 13,987 restricted stock units under the 2024 Plan to an employee. Each RSU represents a right to receive one share of the Company’s Common Stock when it becomes vested. The RSUs will vest in two equal tranches over a two year period starting on the grant date subject to the satisfaction of a service relationship with the Company.

The grant-date fair value of the RSUs granted in March were $7.15. As of March 31, 2025, the unrecognized compensation expenses associated with the RSUs were immaterial. The Company did not award any RSUs prior to March 2025.

Performance-Based Restricted Stock Units (“PSUs”)

In December 2024, the Company granted 95,500 performance-based restricted stock units (“PSUs”) to certain employees. Each PSU represents a right to receive one share of the Company’s Common Stock when it becomes vested. The PSUs will vest in two equal tranches over two performance periods starting on the grant date and ending, respectively, on December 31, 2025, and December 31, 2026, subject to the satisfaction of both service and performance conditions specifically defined for each performance period and each PSU award. The performance conditions are related to the achievement of certain program milestones in the

Rapport Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Company’s drug discovery and development process. As of March 31, 2025, the Company has not recognized any compensation expenses for the PSUs because none of the performance conditions were considered probable of being met.

There were no PSUs granted in the three months ended March 31, 2025 and 2024. As of both March 31, 2025 and December 31, 2024, the unrecognized compensation expenses associated with the PSUs were $2.1 million.

Stock-Based Compensation

The Company recorded stock-based compensation expense for stock options of $3.3 million and $0.8 million in the three months ended March 31, 2025 and 2024, respectively. The Company recorded stock-based compensation expense for RSAs of $0.7 million and $0.7 million in the three months ended March 31, 2025 and 2024, respectively. The following table below summarizes the classification of the Company’s stock-based compensation expense related to stock options and restricted common stock awards in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	For the Three Months Ended March 31,
	2025	2024
General and Administrative	$2,719	$769
Research and Development	1,321	722
	$4,040	$1,491

9. Leases

Operating Lease

In June 2023, the Company entered into a lease for its corporate headquarters in Boston, Massachusetts. The lease commenced August 31, 2023 with an initial term of 40 months. The monthly lease payments are $66 thousand for the first 12 months, with 2% escalation each year. In conjunction with the lease, the Company paid a security deposit of $0.1 million that is recorded on the Company’s condensed consolidated balance sheet in other assets as of March 31, 2025.

In February 2024, the Company entered into a lease in San Diego, California to lease a total of 20,626 square feet for laboratory and office space. The lease commenced January 11, 2025 with an initial term of 60 months with no option to extend for an additional term. The lease provides for annual base rent for the premises of approximately $1.9 million for the first year of the lease. Thereafter, the annual base rent will increase at an adjustment rate of 3.0% each year until the end of the term. The Company is also obligated to pay the landlord certain fees, taxes, and operating expenses, subject to certain exclusions.

In November 2024, the Company entered into a sublease for office space in Boston, Massachusetts with a lease term of 6.5 years for which the Company expects to pay $5.2 million over the sublease term. Per the terms of the sublease, the landlord will deliver the space to the Company on the sublease commencement date, which is anticipated to be June 1, 2025. As of March 31, 2025, the Company has not yet occupied the lease space and therefore, the Company has not recorded a corresponding right-of-use asset or liability on the condensed consolidated balance sheet as of March 31, 2025.

10. Related Party Transactions

Janssen

Janssen Pharmaceutical NV (“Janssen”) is a related party to a founding investor in the Company, Johnson & Johnson Innovation—JJDC, Inc., as both entities are direct subsidiaries of Johnson & Johnson, Inc. For the three months ended March 31, 2025 and 2024, the Company incurred costs of zero and $69 thousand, respectively, which was recognized as research and development expense in the condensed consolidated statement of operations and comprehensive loss, to Janssen for the use of lab space in California. As of March 31, 2025 and December 31, 2024, there were no related party transactions in accounts payable or accrued expenses.

Rapport Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Third Rock Ventures

Third Rock Ventures LLC (“Third Rock”) is a founding investor in the Company. For the three months ended March 31, 2025 and 2024, the Company incurred costs of zero and $0.1 million, respectively, which was recognized as general and administrative expense in the condensed consolidated statement of operations and comprehensive loss to Third Rock primarily for management consulting and other various start-up support activities. As of both March 31, 2025 and December 31, 2024, there were no accounts payable and accrued expenses related to Third Rock.

11. Commitments and Contingencies

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scopes and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with the board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2025 and December 31, 2024.

Legal Proceedings

From time to time, the Company may become involved in legal proceedings or other litigation relating to claims arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and estimated exposure amount. Legal fees and other costs associated with such proceedings are expensed as incurred. As of March 31, 2025 and December 31, 2024, the Company was not a party to any material legal proceedings or claims.

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

Concurrently with the execution of the NeuroPace Agreement, the parties also entered into an initial statement of work under the NeuroPace Agreement, as amended in March 2024 (the “NeuroPace SOW”), pursuant to which NeuroPace agreed to provide services related to the Company’s Phase 2a clinical trial of RAP-219, including, among other things, clinical trial readiness support, identification of potential patients satisfying the enrollment criteria and RNS system data reporting and data analysis. Pursuant to the payment schedule set out in the NeuroPace SOW, the Company will pay NeuroPace an aggregate of up to $3.7 million over a period

Rapport Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

of approximately two years in connection with NeuroPace’s provision of services and achievement of certain patient enrollment and deliverable milestones. As of December 31, 2024, $0.3 million was recorded as prepaid expenses and other current assets in the condensed consolidated balance sheet. During the three months ended March 31, 2025, the Company paid NeuroPace $0.3 million and recognized $0.5 in research and development expense for services performed, resulting in a prepaid expense balance of $0.1 million as of March 31, 2025. As of December 31, 2023, $1.5 million was recorded as prepaid expenses and other current assets in the condensed consolidated balance sheet. During the three months ended March 31, 2024, the Company paid NeuroPace $0.3 million and recognized $0.3 million in research and development expense for services performed, resulting in a prepaid expense balance of $1.5 million as of March 31, 2024.

12. Segment

The Company is currently developing medicines for patients with neurological or psychiatric disorders in the United States. The Company does not have any revenue generating products, and revenue will not be generated from any other current or future product candidates until regulatory approval is obtained and products are commercialized.

For three months ended March 31, 2025 and 2024, the Company had identified one operating and reportable segment. The Company defines its operating segments based on internally reported financial information that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) to analyze financial performance, make decisions, and allocate resources. The Company’s Chief Executive Officer is the CODM.

The CODM reviews the segment’s profit or loss based on net (loss) income reported on the condensed consolidated statement of operations and comprehensive (loss) income and considers forecast-to-actuals variances on a quarterly basis for expenses that are deemed significant. Further, the CODM reviews the segment’s assets based on total assets reported on the condensed consolidated balance sheet. All long-lived assets are held in the United States.

The Company’s CODM views specific categories within research and development expenses and general and administrative expenses as significant given the direct correlation between cash burn and profitability as a pre-revenue company. The following table reconciles reported revenues to net (loss) income under the significant expense principle for the three months ended March 31, 2025 and 2024 (in thousands):

	For the three months ended March 31,
	2025	2024

Research and Development Expenses:
RAP-219 program external expenses	$7,963	$3,901
Preclinical programs external expenses	3,246	3,934
R&D personnel-related costs (including stock-based compensation)	6,786	4,017
Other costs	1,577	652
General and Administrative Expenses:
G&A personnel-related costs (including stock-based compensation)	4,959	2,397
Professional and consulting costs	1,664	1,865
Facility related and other	913	328
Loss from operations	$(27,108)	$(17,094)
Interest income	3,045	1,815
Change in fair value of preferred stock tranche right liability	—	(7,390)
Net loss	(24,063)	$(22,669)

Accordingly, the Company consists of a single operating and reportable segment and the condensed consolidated financial statements and notes thereto are presented as a single reportable segment.

Rapport Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

13. Net Loss per Share

Basic and diluted net loss per common share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss attributable to common stockholders	$(24,063)	$(22,669)
Denominator:
Weighted average common shares outstanding, basic and diluted	35,266,577	2,046,889
Net loss per share attributable to common stockholders, basic and diluted	$(0.68)	$(11.07)

For purposes of this calculation, the Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share available to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of March 31,
	2025	2024
Series A convertible preferred stock	—	100,182,354
Series B convertible preferred stock	—	89,431,030
Options to purchase common stock	5,626,022	22,932,506
Unvested performance-based restricted stock units	95,500	—
Unvested restricted stock units	13,987	—
Unvested restricted common stock—service based	796,640	12,266,917
Unvested restricted common stock—performance based	349,889	5,121,833

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and with our audited financial statements and the notes thereto for the year ended December 31, 2024 included in our Annual Report on Form 10-K for the year ended December 31, 2024 (our “Annual Report”). This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon our current plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, strategies, objectives, expectations, intentions and beliefs. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this Quarterly Report. You should carefully read the “Risk Factors” section of this Quarterly Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see “Special Note Regarding Forward-Looking Statements.” Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

Our founders have made pioneering discoveries related to the function of RAPs in the brain. Their findings form the basis of our RAP technology platform, which enables a differentiated approach to generate precision small molecule product candidates with the potential to overcome many limitations of conventional neurology drug discovery. RAP-219, our most advanced product candidate, is an AMPA receptor (“AMPAR”) negative allosteric modulator (“NAM”). RAP-219 is designed to achieve neuroanatomical specificity through its selective targeting of a RAP known as TARPγ8, which is associated with the neuronal AMPARs. Whereas AMPARs are distributed widely in the central nervous system (“CNS”), TARPγ8 is expressed only in discrete regions, including the hippocampus and neocortex, where focal seizures often originate. By contrast, TARPγ8 has minimal expression in the hindbrain, where drug effects are often associated with adverse events. As such, we believe RAP-219 has the potential for a differentiated profile as compared to traditional neuroscience medications. Due to the role of AMPA biology in various neurological disorders and our precision approach of selectively targeting TARPγ8, we believe RAP-219 has pipeline-in-a-product potential and we are evaluating it as a potentially transformational treatment for patients with focal epilepsy, bipolar disorder, and peripheral neuropathic pain.

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

We are currently conducting a Phase 2a proof-of-concept trial in adult patients with refractory focal epilepsy, for which we expect to report topline results in the third quarter of 2025. We believe RAP-219 also has therapeutic potential in bipolar disorder and peripheral neuropathic pain, and we intend to initiate a Phase 2a proof-of-concept trial in bipolar mania in the third quarter of 2025 with topline results expected in the first half of 2027. We were notified in the fourth quarter of 2024 by the U.S. Food and Drug Administration (“FDA”) that the Investigational New Drug (“IND”) submitted for the initiation of a Phase 2a proof-of-concept trial of RAP-219 for the treatment of diabetic peripheral neuropathic pain (“DPNP”) was placed on clinical hold. The FDA requested additional information and amendments specific to the protocol design. The clinical hold is specific to the IND for DPNP and has not impacted our ongoing Phase 2a trial in refractory focal epilepsy or planned proof-of-concept trial in bipolar mania. We believe in our ability to advance the clinical development of RAP-219 for DPNP and will provide an update on the anticipated timing of the Phase 2a trial initiation later this year.

Beyond TARPγ8, we have two advanced discovery-stage nicotinic acetylcholine receptor (“nAChR”) programs stemming from our RAP technology platform. The first comprises modulators of 6 nAChRs that we are developing in chronic pain; and the second comprises modulators of 910 nAChRs that we are developing in hearing disorders. Third-party genetic data suggest that these nAChR subtypes could be attractive drug targets for these diseases. We continue to leverage our RAP technology platform to discover additional product candidates that we believe have the potential to provide a transformative benefit for large patient populations with neurological or psychiatric diseases with unmet needs.

Since our inception in February 2022, we have not generated any revenue from product sales or other sources and have incurred significant operating losses and negative cash flows from our operations. We have devoted substantially all of our efforts to organizing and staffing our company, business planning, research and development activities, building our intellectual property portfolio, and providing general and administrative support for these operations. In June 2024, we completed our initial public offering (“IPO”), pursuant to which we issued and sold 9,200,000 shares of common stock (inclusive of 1,200,000 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares). In addition, we issued and sold 1,058,824 shares of common stock to certain institutional accredited investors in a concurrent private placement. The aggregate net proceeds received by us from the IPO and concurrent private placement were $157.6 million, after deducting underwriting discounts and commissions, placement agent fees as well as other offering and private placement costs of $16.8 million. To date, we have funded our operations primarily with proceeds from the issuance and sale of our common stock, convertible notes and convertible preferred stock. As of March 31, 2025, we had raised aggregate gross proceeds of $424.4 million from these financings, and had cash, cash equivalents and short-term investments of $285.4 million, excluding our restricted cash.

We have incurred significant operating losses in each year since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of any product candidates we may develop. Our net losses were $24.1 million and $22.7 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $147.8 million. We expect our expenses and operating losses will increase substantially as we:

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

Change in Fair Value of Preferred Stock Tranche Right Liabilities

Our Series B convertible preferred stock purchase agreements provided the investors the obligation to participate in subsequent offerings Series B convertible preferred stock upon achievement of certain specified milestones, upon the waiver of such milestone achievement by a majority vote of the respective series convertible preferred stockholders, or with respect to the Series B convertible preferred stock, upon exercise of the stockholders right to early exercise the preferred stock tranche right. The preferred stock tranche rights are classified as liabilities and initially recorded at fair value upon the issuance date of the rights. The liabilities were subsequently remeasured to fair value at each reporting date and immediately prior to being settled, and changes in fair value of the preferred stock tranche right liabilities were recognized as a component of other income (expense), net in our condensed consolidated statements of operations and comprehensive loss. In March 2024, we closed the Series B second financing, resulting in full settlement of the tranche right, upon which we issued additional shares of Series B convertible preferred stock. Immediately prior to the issuance of such shares, the preferred stock tranche right liability was remeasured to fair value with the change in fair value recognized as a component of other income (expense), net. As a result of the Series B preferred stock tranche right settlement in March 2024, we will no longer recognize changes in the fair value of the Series B preferred stock tranche liability in our condensed consolidated statements of operations and comprehensive loss.

Income Taxes

For the three months ended March 31, 2025 and 2024, we recorded no income tax provision. As of March 31, 2025 and December 31, 2024, we recorded a full valuation allowance of our net deferred tax assets, as we believed it was more likely than not we would not be able to utilize our deferred tax assets prior to their expiration.

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

Results of Operations

Comparison of the three months ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31,
	2025	2024	Change
	(in thousands)
Operating expenses
Research and development	$19,572	$12,504	$7,068
General and administrative	7,536	4,590	2,946
Total operating expenses	27,108	17,094	10,014
Loss from operations	(27,108)	(17,094)	(10,014)
Other income (expense):
Interest income	3,045	1,815	1,230
Change in fair value of preferred stock tranche right liability	—	(7,390)	7,390
Total other income (expense), net	3,045	(5,575)	8,620
Net loss	$(24,063)	$(22,669)	$(1,394)

Operating Expenses

Research and Development Expenses

	For the three months ended March 31,
	2025	2024	Change
	(in thousands)
Direct external program expenses:
RAP-219 program	$7,963	$3,901	$4,062
Preclinical programs	3,246	3,934	(688)
Internal and unallocated expenses:
Personnel-related costs (including stock-based compensation)	6,786	4,017	2,769
Other costs	1,577	652	925
Total research and development expenses	$19,572	$12,504	$7,068

Research and development expenses were $19.6 million for the three months ended March 31, 2025, as compared to $12.5 million for the three months ended March 31, 2024. The increase of $7.1 million consisted of the following:

•
a $4.1 million increase in RAP-219 program costs, which consisted primarily of an increase of $4.1 million in clinical trial costs primarily driven by costs for our Phase 2a trial in refractory focal epilepsy, start-up costs for our Phase 2a proof-of-concept trial in DPNP, start-up costs for our Phase 2a proof-of-concept trial in bipolar mania, costs from our PET trial, and costs from our human absorption, distribution, metabolism, and excretion study, and a $0.4 million increase in contract manufacturing costs related to the production of materials to support our additional Phase 1 and 2 trials; partially offset by a $0.3 million decrease in preclinical toxicology studies driven by higher long-term toxicology work in the prior year;
•
a $2.8 million increase in personnel-related costs due to an increase in headcount, which consisted primarily of salaries, bonuses, and other compensation-related costs of $2.2 million, and stock-based compensation of $0.6 million; and
•
a $0.9 million increase in other costs, consisting primarily of research and development facilities, IT, and depreciation expense related to increased headcount and continued expansion of our Boston and San Diego sites; partially offset by

•
a $0.7 million decrease in preclinical program costs, which consisted primarily of a $0.5 million decrease in toxicology and animal studies related to our discovery programs, $0.2 million decrease in lab supply costs, and a $0.1 million decrease in contract manufacturing costs related to the production of materials for use in our preclinical studies.

General and Administrative Expenses

	For the three months ended March 31,
	2025	2024	Change
	(in thousands)
Personnel-related (including stock-based compensation)	$4,959	$2,397	$2,562
Professional and consulting costs	1,664	1,865	(201)
Facility related and other	913	328	585
Total general and administrative expense	$7,536	$4,590	$2,946

General and administrative expense were $7.5 million for the three months ended March 31, 2025, as compared to $4.6 million for the three months ended March 31, 2024. The increase of $2.9 million consisted of the following:

•
a $2.6 million increase in workforce expense due to an increase in headcount, consisting primarily of salaries, bonuses, and other compensation-related costs of $0.6 million and stock-based compensation of $2.0 million; and
•
a $0.6 million increase in other expenses, consisting primarily of administrative expenses due to increased business activities and expanded general and administrative support in connection with operating as a public company; partially offset by
•
a $0.2 million decrease in professional and consulting fees due to incurring additional costs in the first quarter of 2024 to prepare for our IPO.

Other Income (Expense)

	For the three months ended March 31,
	2025	2024	Change
	(in thousands)
Other income (expense):
Interest income	$3,045	$1,815	$1,230
Change in fair value of preferred stock tranche right liability	—	(7,390)	7,390
Total other income (expense), net	$3,045	$(5,575)	$8,620

Other income (expense) was income of $3.0 million for the three months ended March 31, 2025, as compared to expense of $5.6 million for the three months ended March 31, 2024. The decrease in the expense from the change in fair value of preferred stock tranche right liability is due to the settlement of the Series B preferred stock tranche right liability in March 2024. The increase in interest income is due to the increased cash, cash equivalent and short-term investments balances from the Series B convertible financing in February 2024 and the IPO in June 2024.

Income Taxes

For each of the three months ended March 31, 2025 and 2024, we recorded an income tax provision of zero.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in February 2022, we have not generated any revenue from any sources and have incurred significant operating losses and negative cash flows from operations. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our product candidates and pipeline. Further, we expect to continue to incur additional costs associated with operating as a public company. To date, we have funded our operations with proceeds from the sale of convertible notes, convertible preferred stock, and the issuance of common stock in our IPO and concurrent private placement. Through March 31, 2025, we received aggregate gross proceeds of $424.4 million from the issuance of convertible promissory notes and the sale of our convertible preferred stock and common stock. As of March 31, 2025, we had cash and cash equivalents and short-term investments, of $285.4 million, excluding our restricted cash.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	For the three months ended March 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(20,237)	$(17,615)
Net cash provided by (used in) investing activities	21,031	(41,926)
Net cash provided by financing activities	5	63,659
Net increase in cash, cash equivalents and restricted cash	$799	$4,118

Operating Activities

During the three months ended March 31, 2025, operating activities used $20.2 million of cash, resulting primarily from our net loss of $24.1 million, non-cash accretion of investments in marketable securities of $0.4 million, and changes in operating assets and liabilities of $0.4 million, partially offset by $4.0 million of non-cash stock-based compensation expense, $0.2 million of non-cash depreciation expense, and $0.4 million of non-cash lease expense. The $0.4 million change in operating assets and liabilities is primarily driven by an increase in prepaid expenses and other current assets of $0.8 million, primarily due to advanced payments on new contracts related to our clinical trials, a $0.1 million decrease in operating lease liabilities, partially offset by an increase in accounts payable of $0.2 million and accrued expenses of $0.3 million due to timing of payments to vendors.

During the three months ended March 31, 2024, operating activities used $17.6 million of cash, resulting primarily from our net loss of $22.7 million, accretion of investments in marketable securities of $1.0 million, and changes in operating assets and liabilities of $3.2 million, partially offset by $1.5 million of stock-based compensation expense and change in fair value of preferred stock tranche right liability of $7.4 million. The $3.2 million change in operating assets and liabilities is primarily driven by an increase in prepaid expenses and other current assets of $2.1 million primarily due to advanced payments on new contracts related to our clinical trials, and a decrease in accounts payable of $1.1 million due to payment to vendors.

Investing Activities

During the three months ended March 31, 2025, net cash provided by investing activities was $21.0 million, primarily consisting of maturities of short-term investments of $64.6 million partially offset by purchases of short-term investments of $43.2 million and purchases of property and equipment of $0.3 million.

During the three months ended March 31, 2024, net cash used in investing activities was $41.9 million, primarily consisting of purchases of short-term investments of $44.8 million and purchases of property and equipment of $1.1 million, partially offset by maturities of short-term investments of $3.9 million.

Financing Activities

During the three months ended March 31, 2025, net cash provided by financing activities was immaterial.

During the three months ended March 31, 2024, net cash provided by financing activities was $63.7 million, primarily consisting of net proceeds of $63.9 million from our additional issuance of Series B convertible preferred stock and payments of $0.3 million for deferred offering costs.

Future Funding Requirements

As of March 31, 2025, we had cash, cash equivalents and short-term investments of $285.4 million, excluding our restricted cash. As of the issuance date of the condensed consolidated financial statements for the three months ended March 31, 2025, we expect that our cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses and capital expenditure requirements through at least 12 months from the issuance of the condensed consolidated financial statements. We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements through the end of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. However, our forecast for the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Additionally, the process of conducting preclinical studies and testing potential future product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain. We will need to raise substantial additional capital in the future.

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

Contractual Obligations and Commitments

Leases

As of the March 31, 2025, we had future minimum operating lease payments under non-cancelable leases of $9.3 million related to leases we have recognized on our condensed consolidated balance sheet, which included the existing lease for our corporate headquarters and the new lease that commenced January 11, 2025 in San Diego, CA for our laboratory and office space. The future minimum operating lease payments under these non-cancelable leases are due over a weighted average remaining lease term of 4.4 years.

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

During the three months ended March 31, 2025, we paid NeuroPace $0.3 million and recognized $0.5 million in research and development expense for services performed, resulting in a prepaid expense balance of $0.1 million as of March 31, 2025.

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

Critical Accounting Polices and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported amounts of expenses incurred during the reporting periods. We base our estimates on historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and expenses that are not readily apparent from other sources. We evaluate our estimates and judgments on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

During the three months ended March 31, 2025, there were no material changes to our critical accounting policies and estimates described under Management’s Discussion and Analysis of Critical Accounting Policies and Estimates which were included in our Annual Report on Form 10-K filed with the SEC on March 11, 2025.

Emerging Growth Company and Smaller Reporting Company Status

The Jumpstart Our Business Startups Act of 2012 permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected not to “opt out” such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time private companies adopt the new or revised standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company. As a result of this election, our condensed consolidated financial statements may not be comparable to other public companies that comply with new or revised accounting pronouncements as of public company effective dates. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors denoted with a “*” are newly added or have been materially updated from those included in our Annual Report on Form 10-K for the year ended December 31, 2024 (our “Annual Report”).

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

The success of our business depends primarily upon our ability to identify, develop, and commercialize product candidates based on our RAP technology platform. We do not know whether we will be able to develop any product candidates that succeed through preclinical and clinical development or products of commercial value. We have no products approved for commercial sale and have not generated any revenue from product sales to date. We will continue to incur significant research and development and other expenses related to our preclinical and clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses totaled $24.1 million and $22.7 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we have not yet generated revenues and had an accumulated deficit of $147.8 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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

As of March 31, 2025, we had $285.4 million of cash, cash equivalents and short-term investments, excluding restricted cash. Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements through the end of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We may also raise additional financing on an opportunistic basis in the future. For example, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates. Our future capital requirements will depend on many factors, including but not limited to:

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

We believe that a significant number of product candidates are currently under development for the same indications we are currently pursuing, and some or all may become commercially available in the future for the treatment of conditions for which we are trying or may try to develop product candidates. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. See the section titled “Business—Competition” in our Annual Report for examples of the competition that our product candidates face.

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

*Inadequate funding for the FDA or other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

Currently, federal agencies in the U.S. are operating under a continuing resolution that is set to expire on September 30, 2025. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA to review and approve new products can be affected by a variety of factors, including staffing cuts and government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other federal agencies, including substantial leadership departures, personnel cuts, and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved, which would harm our business. Changes and cuts in FDA staffing also could result in delays in the FDA's responsiveness or in its ability to review product submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all.

If a prolonged government shutdown occurs, including as a result of reaching the debt ceiling, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue operations.

There is substantial uncertainty as to whether and how the U.S. government will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we navigate development and approval of our product candidates. Additionally, the new administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates.

Our relationships with healthcare providers and physicians and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. These laws include anti-kickback statutes, false claims statutes, data privacy and security laws, as well as transparency laws regarding payments or other items of value provided to healthcare providers. Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct research and would sell, market and distribute our products. As a pharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations that may affect our ability to operate may apply. For more information on healthcare laws and regulations that may impact our company, see the section titled “Business—Government Regulation—Other Healthcare Laws” in our Annual Report.

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

The success of our product candidates, if approved, depends on the availability of coverage and adequate reimbursement from third-party payors. We cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, our product candidates or assure that coverage and reimbursement will be available for any product that we may develop. For more information on the laws and regulations that may impact coverage and reimbursement of our product candidates, see the section titled “Business—Government Regulation—Coverage and Reimbursement” in our Annual Report.

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

Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. The FDA implemented regulations providing guidance for states to build and submit importation plans for drugs from Canada. In early 2024, the FDA issued its first approval for a state importation plan, with other states with pending applications with the FDA. The U.S. government has also directed the FDA to streamline and improve the drug importation process. If successfully implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs. Payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives.

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

Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example, (1) changes to our manufacturing arrangements, (2) additions or modifications to product labeling, (3) the recall or discontinuation of our products or (4) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. See the section titled “Business—Current and Future U.S. Healthcare Reform” in our Annual Report.

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

As of March 31, 2025, we had 36,497,434 shares of common stock outstanding. Shares of unvested restricted common stock will become available for sale immediately upon the vesting of such shares, as applicable, and the expiration of any applicable market stand-off or lock-up agreements. All shares of common stock sold in our initial public offering or otherwise outstanding as of our initial public offering are able to be sold in the public market. Shares issued upon the exercise of stock options pursuant to future awards that may be granted under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market stand-off and lock-up agreements, and Rule 144 and Rule 701 under the Securities Act of 1933, as amended (the “Securities Act”).

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

We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. Additionally, as of March 31, 2025, 5,735,509 shares of our common stock were reserved for issuance upon exercise of outstanding stock options, vested restricted stock units and performance based stock units. We expect to grant equity awards to employees, directors and consultants under our stock incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.

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

The financial markets and the global economy may also be adversely affected by the current or anticipated impact of political uncertainty, including military conflicts, such as the ongoing conflicts between Russia and Ukraine, and Israel and Hamas, terrorism, or other geopolitical events. Sanctions imposed by the U.S. and other countries in response to such conflicts, including the one in Ukraine, may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Additionally, recent changes in U.S. policy have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. For example, the implementation of tariffs by the U.S. government have led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries have implemented and may in the future implement additional retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. There has also been proposed U.S. legislation that may restrict the ability of U.S. biotechnology companies to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government. We continue to assess the legislation as it develops to determine whether it could have an effect on our contractual relationships. Although we have taken steps to mitigate the impact of tariffs and trade restrictions on our operations, any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our business, financial condition and results of operations. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

As a public company, we incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The Nasdaq Global Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements, including requiring establishment and maintenance of effective disclosure and financial reporting controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years after completion of a company’s

IPO. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

(c) Issuer Repurchases of Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None

(b) Not applicable

(c) During the quarter ended March 31, 2025, none of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408 of Regulation S-K.

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

10.1*#	Separation Agreement, by and between the Company and Bradley Galer, dated as of January 31, 2025.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

* Filed herewith.

** Furnished herewith.

# Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rapport Therapeutics, Inc.

Date: May 8, 2025	By:	/s/ Abraham N. Ceesay
Abraham N. Ceesay, M.B.A.
Chief Executive Officer and Director

Date: May 8, 2025	By:	/s/ Troy Ignelzi
Troy Ignelzi
Chief Financial Officer
(Principal Financial and Accounting Officer)