Form 10-Q
period 2025-06-30
Rapport Therapeutics, Inc.
filed 2025-08-07
CIK 2012593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission File Number: 001-42121

Rapport Therapeutics, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	88-0724208
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
99 High Street, Suite 2100 Boston, MA	02110
(Address of principal executive offices)	(Zip Code)

(857) 321-8020

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	RAPP	The Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 4, 2025, the registrant had 36,497,920 shares of common stock, $0.001 par value per share, outstanding.

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
•
Our business is highly dependent on the success of our product candidates, particularly RAP-219 for focal onset seizures. If we are unable to successfully complete clinical development, obtain regulatory approval for or commercialize one or more of our product candidates, or if we experience delays in doing so, our business will be materially harmed.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Rapport Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$55,067	$56,805
Short-term investments	205,380	248,475
Restricted cash	105	105
Prepaid expenses and other current assets	9,690	4,417
Total current assets	270,242	309,802
Property and equipment, net	3,172	3,529
Operating lease right of use asset, net	11,047	1,442
Other assets	1,034	160
Total assets	$285,495	$314,933
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,176	$1,954
Accrued expenses and other current liabilities	6,944	6,076
Operating lease liability	1,759	737
Total current liabilities	11,879	8,767
Operating lease liability, net of current portion	10,104	739
Total liabilities	21,983	9,506
Commitments and contingencies (Note 11)
Stockholders’ equity
Undesignated preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2025 and December 31, 2024, respectively; zero shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized at June 30, 2025 and December 31, 2024; 36,497,677 shares and 36,580,202 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	37	37
Additional paid-in capital	438,091	429,657
Accumulated other comprehensive income	(76)	(522)
Accumulated deficit	(174,540)	(123,745)
Total stockholders’ equity	263,512	305,427
Total liabilities and stockholders’ equity	$285,495	$314,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rapport Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Operating expenses
Research and development (1)	$22,680	$15,689	$42,252	$28,193
General and administrative (2)	6,816	5,111	14,352	9,701
Total operating expenses	29,496	20,800	56,604	37,894
Loss from operations	(29,496)	(20,800)	(56,604)	(37,894)
Other income (expense):
Interest income	2,764	2,679	5,809	4,494
Change in fair value of preferred stock tranche right liability	—	—	—	(7,390)
Total other income, net	2,764	2,679	5,809	(2,896)
Net loss	$(26,732)	$(18,121)	$(50,795)	$(40,790)
Net loss per share attributable to common stockholders, basic and diluted	$(0.75)	$(1.70)	$(1.44)	$(6.42)
Weighted-average common shares outstanding, basic and diluted	35,444,635	10,666,528	35,356,098	6,356,700
Comprehensive loss:
Net loss	$(26,732)	$(18,121)	$(50,795)	$(40,790)
Change in unrealized gains (losses) on investments, net of tax	19	(23)	446	(187)
Total other comprehensive income (loss)	19	(23)	446	(187)
Comprehensive loss	$(26,713)	$(18,144)	$(50,349)	$(40,977)

(1)
Includes related party amounts of zero for each of the three months ended June 30, 2025 and 2024, and zero and less than $0.1 million for the six months ended June 30, 2025 and 2024, respectively (see Note 10).
(2)
Includes related party amounts of zero for each of the three months ended June 30, 2025 and 2024, and zero and $0.1 million for the six months ended June 30, 2025 and 2024, respectively (see Note 10).

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rapport Therapeutics, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Stockholders’ Equity
Balance at December 31, 2024	—	$—	—	$—	36,580,202	$37	$429,657	$(522)	$(123,745)	$305,427
Stock-based compensation expense	—	—	—	—	—	—	4,040	—	—	4,040
Issuance of common stock upon exercise of stock options	—	—	—	—	3,240	—	6	—	—	6
Repurchase of unvested restricted common stock	—	—	—	—	(86,008)	—	(1)	—	—	(1)
Net loss	—	—	—	—	—	—	—	—	(24,063)	(24,063)
Change in unrealized gain (loss) on investments, net of tax	—	—	—	—	—	—	—	427	—	427
Balance at March 31, 2025	—	$—	—	$—	36,497,434	$37	$433,702	$(95)	$(147,808)	$285,836
Stock-based compensation expense	—	—	—	—	—	—	4,389	—	—	4,389
Issuance of common stock upon exercise of stock options	—	—	—	—	243	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(26,732)	(26,732)
Change in unrealized gain (loss) on investments, net of tax	—	—	—	—	—	—	—	19	—	19
Balance at June 30, 2025	—	$—	—	$—	36,497,677	$37	$438,091	$(76)	$(174,540)	$263,512

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance at December 31, 2023	100,182,354	$89,487	51,273,790	$77,091	4,170,817	$4	$19,796	$4	$(45,438)	$(25,634)
Issuance of Series B convertible preferred stock for the settlement of the tranche right liability, net of issuance costs of $87	—	—	38,157,240	68,161	—	—	7,343	—	—	7,343
Stock-based compensation expense	—	—	—	—	—	—	1,491	—	—	1,491
Net loss	—	—	—	—	—	—	—	—	(22,669)	(22,669)
Change in unrealized gain (loss) on investments, net of tax	—	—	—	—	—	—	—	(164)	—	(164)
Balance at March 31, 2024	100,182,354	$89,487	89,431,030	$145,252	4,170,817	$4	$28,630	$(160)	$(68,107)	$(39,633)
Conversion of Series A convertible preferred stock to common stock upon closing of the initial public offering	(100,182,354)	(89,487)	—	—	11,701,298	12	89,475	—	—	89,487
Conversion of Series B convertible preferred stock to common stock upon closing of the initial public offering	—	—	(89,431,030)	(145,252)	10,445,518	10	145,242	—	—	145,252
Issuance of common stock from initial public offering, net of issuance costs of $15,519	—	—	—	—	9,200,000	9	140,859	—	—	140,868
Issuance of common stock from private placement, net of issuance cost of $1,297	—	—	—	—	1,058,824	1	16,701	—	—	16,702
Stock-based compensation expense	—	—	—	—	—	—	2,354	—	—	2,354
Net loss	—	—	—	—	—	—	—	—	(18,121)	(18,121)
Change in unrealized gain (loss) on investments, net of tax	—	—	—	—	—	—	—	(23)	—	(23)
Balance at June 30, 2024	—	$—	—	$—	36,576,457	$36	$423,261	$(183)	$(86,228)	$336,886

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rapport Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(50,795)	$(40,790)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	496	360
Net (accretion) and amortization of investments in marketable securities	(528)	(1,807)
Change in fair value of preferred stock tranche right liability	—	7,390
Non-cash lease expense	894	315
Stock-based compensation expense	8,429	3,845
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,144)	(1,170)
Other assets	(548)	51
Accounts payable	1,216	(1,040)
Accrued expenses and other current liabilities	784	(795)
Operating lease liabilities	(111)	(326)
Net cash used in operating activities	(45,307)	(33,967)
Cash flows from investing activities
Purchases of short-term investments	(56,093)	(183,231)
Maturities of short-term investments	100,033	36,240
Purchases of property and equipment	(313)	(2,039)
Net cash provided by (used in) investing activities	43,627	(149,030)
Cash flows from financing activities
Proceeds from initial public offering and concurrent private placement, net of underwriter discounts and commissions and deferred offering costs	—	159,099
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs paid	—	63,913
Proceeds from exercise of stock options	6	—
Repurchase of unvested restricted common stock	(1)	—
Payment of deferred offering costs	(63)	—
Net cash (used in) provided by financing activities	(58)	223,012
Net (decrease) increase in cash, cash equivalents, and restricted cash	(1,738)	40,015
Cash, cash equivalents, and restricted cash at beginning of period	56,910	70,254
Cash, cash equivalents, and restricted cash at end of period	$55,172	$110,269
Supplemental cash flow information:
Supplemental disclosure for noncash investing and financing activities:
Settlement of Series B preferred stock tranche right liability	$—	$11,590
Conversion of Series A convertible preferred stock into common stock upon closing of initial public offering	$—	$89,487
Conversion of Series B convertible preferred stock into common stock upon closing of initial public offering	$—	$145,252
Right-of-use assets obtained in exchange for operating lease liabilities	$10,499	$—
Deferred offering costs included in accounts payable and accrued expenses at period end	$262	$1,394
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$55,067	$110,164
Restricted cash	$105	$105
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$55,172	$110,269

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

Liquidity

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since its inception, including net losses of $50.8 million and $78.3 million for the six months ended June 30, 2025 and for the year ended December 31, 2024, respectively. As of June 30, 2025, the Company had an accumulated deficit of $174.5 million. In June 2024, the Company completed its initial public offering (“IPO”) and concurrent private placement of its common stock which resulted in net proceeds of $157.6 million. The Company had cash and cash equivalents and short-term investments, excluding restricted cash, of $260.4 million as of June 30, 2025. The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash and cash equivalents and short-term investments will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance of these condensed consolidated financial statements.

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

The condensed consolidated interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of June 30, 2025 and the results of operations for the three and six months ended June 30, 2025 and 2024. The condensed consolidated balance sheet as of December 31, 2024 was derived from audited annual financial statements but does not include all disclosures required by GAAP. The results of operations for the interim periods are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period.

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

Restricted cash

Restricted cash as of both June 30, 2025 and December 31, 2024 was restricted as cash collateral for the Company’s business credit card program.

Short-term investments

The Company’s short-term investments consist of investments in debt securities, including U.S. Treasury bills, government securities, and U.S. agency securities with remaining maturities beyond three months at the date of purchase that are available to be converted into cash to fund its current operations. As of June 30, 2025 and December 31, 2024, all of the Company’s debt securities were classified as available-for-sale and were carried at fair market value (see Note 3). The unrealized gains and losses on the Company’s available-for-sale debt securities are recorded in other comprehensive income (loss) in the condensed consolidated statements of operations and comprehensive loss.

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

If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the investment security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any unrealized loss that has not been recorded through an allowance for credit loss is recognized in other comprehensive income (loss). As of June 30, 2025 and December 31, 2024, there was no allowance for credit losses recorded on the Company’s condensed consolidated balance sheet.

The Company’s interest income consists of interest earned from cash, cash equivalents, and short-term investments.

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, these costs are recorded as a reduction of the proceeds from the offering, either as a reduction of the carrying value of the convertible preferred stock or in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. Should the in-process equity financing be abandoned, the deferred offering costs would be expensed immediately as a charge to operating expenses in the condensed consolidated statements of operations and comprehensive loss. Upon closing of the Company’s IPO in June 2024, these deferred offering costs were included in the $16.8 million issuance costs classified to stockholders equity (deficit) and recorded against the proceeds from the offering. As of June 30, 2025 and December 31, 2024, the Company recorded deferred offering costs of $0.3 million and zero on its condensed consolidated balance sheet, respectively. In July 2025, the Company filed a registration statement on Form S-3 (the “Registration Statement”) pursuant to which the Company may issue up to $400.0 million in shares of common stock, preferred stock, debt securities, warrants and/or units. The Registration Statement included a prospectus for the offer and sale of up to $150.0 million in shares of common stock from time to time through the sales agents under our ATM Program (as defined below). In connection with the preparation and filing of the Registration Statement and the ATM Program, the Company recorded deferred issuance costs as a long-term asset. Refer to Note 14, Subsequent Events, for further information.

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

Rapport Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the three and six months ended June 30, 2025, comprehensive loss is partially offset by unrealized gains on short-term investments. For the three and six months ended June 30, 2024, comprehensive loss includes unrealized losses on short-term investments.

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

Rapport Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

	Fair Value Measurements at
	June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$23,722	$—	$—	$23,722
Short-term investments:
U.S. Treasury bills	—	26,867	—	26,867
Government securities	—	91,979	—	91,979
Government agency securities	—	86,534	—	86,534
	$23,722	$205,380	$—	$229,102

	Fair Value Measurements at
	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$9,432	$—	$—	$9,432
Short-term investments:
U.S. Treasury bills	—	28,723	—	28,723
Government securities	—	136,514	—	136,514
Government agency securities	—	83,238	—	83,238
	$9,432	$248,475	$—	$257,907

Money market funds are highly liquid and actively traded marketable securities that generally transact at a stable $1.00 net asset value representing its estimated fair value. During the three and six months ended June 30, 2025 and the year ended December 31, 2024, there were no transfers between Level 1, Level 2 and Level 3.

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

The underlying securities held in the money market funds held by the Company are all government backed securities.

Short-term investments consisted of the following (in thousands):

	June 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments:
U.S. Treasury bills	$26,868	$—	$(1)	$26,867
Government securities	91,966	13	—	91,979
Government agency securities	86,622	—	(88)	86,534
	$205,456	$13	$(89)	$205,380

Rapport Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments:
U.S. Treasury bills	$28,694	$30	$—	$28,724
Government securities	136,829	—	(316)	136,513
Government agency securities	83,474	—	(236)	83,238
	$248,997	$30	$(552)	$248,475

The contractual maturities of the Company’s short-term investments in available-for-sale debt securities held were as follows (in thousands):

	June 30,	December 31,
	2025	2024
Due within one year	$96,274	$117,761
Due between one and two years	109,106	130,714
	$205,380	$248,475

As of June 30, 2025, all investments in an unrealized loss position were in this position for less than 12 months. The Company evaluated its securities for potential other-than-temporary impairment and considered the decline in market value to be primarily attributable to current economic and market conditions. Additionally, the Company does not intend to sell the securities in an unrealized loss position and does not expect it will be required to sell the securities before recovery of the unamortized cost basis. Given the Company’s intent and ability to hold such securities until recovery, and the lack of a significant change in credit risk for these investments, the Company does not consider these investments to be impaired as of June 30, 2025. The Company did not recognize any credit losses during the three and six months ended June 30, 2025.

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

Rapport Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Series B Preferred Stock Tranche Right Liability

The following tables provide a roll-forward of the aggregate fair value of the Company’s Series B preferred stock tranche right liability during the six months ended June 30, 2024, for which fair value is determined using Level 3 inputs (in thousands):

Series B Preferred Stock Tranche Right Liability
Balance as of December 31, 2023	$4,200
Change in fair value of Series B preferred stock tranche right liability	7,390
Settlement of Series B preferred stock tranche right liability upon waiver of milestone	(11,590)
Balance as of June 30, 2024	$—

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Lab equipment	$4,261	$3,716
Computer equipment	93	67
Leasehold improvements	281	281
Construction in process	—	430
Total property and equipment	4,635	4,494
Less: Accumulated depreciation	(1,463)	(965)
	$3,172	$3,529

Depreciation expense of property and equipment for the six months ended June 30, 2025 and 2024 was $0.5 and $0.4 million, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Research and development	$2,974	$1,664
Professional fees	759	235
Employee related	3,141	3,708
Accrued other	70	469
	$6,944	$6,076

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

Immediately prior to the closing of the Company’s IPO on June 6, 2024, pursuant to the reverse stock split and a proportional adjustment to the existing conversion ratios of each series of the Company’s preferred stock as discussed further below, all of the Company’s outstanding shares of Series A and Series B convertible preferred stock were converted into an aggregate of 22,146,816 shares of common stock.

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

The conversion ratio of each class of convertible preferred stock was determined by dividing the Applicable Original Issue Price of each class of convertible preferred stock by the Conversion Price of each class. Immediately prior to the closing of the Company’s IPO on June 6, 2024, all outstanding convertible preferred stock was converted into common stock at a Conversion Price of $8.5648 per share for Series A convertible preferred stock and $14.3655 per share for Series B convertible preferred stock.

There was no adjustment in the conversion price of the convertible preferred stock as the result of the issuance or deemed issuance of additional shares of the Company’s common stock if the Company received written notice from the holders of the Required Vote of the then outstanding shares of convertible preferred stock agreeing that no such adjustment shall be made as the result of the issuance or deemed issuance of additional shares of the Company’s common stock.

In the event that any holder of convertible preferred stock who was required to participate in a subsequent closing pursuant to the purchase agreement did not purchase the aggregate number of subsequent closing shares, then each share of convertible preferred stock held by such holder was automatically converted into shares of common stock at a ratio of one share of common stock for every ten shares of convertible preferred stock held immediately prior to the consummation of such subsequent closing.

Rapport Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Dividends

The holders of the convertible preferred stock were entitled to receive, only when, as and if declared by the Board of Directors, non-cumulative dividends at the rate of 8% of the Applicable Original Issue Price of the convertible preferred stock (the “Preferred Dividend”).

The Company shall not declare, pay or set aside any dividends on common shares of the Company unless the holders of convertible preferred stock then outstanding first received, or simultaneously received, the Preferred Dividend on each outstanding convertible preferred stock and a dividend on each outstanding convertible preferred stock in an amount at least equal to the product of (1) the dividend payable on each share of such class or series determined, as if all shares of such class or series had been converted into common stock and (2) the number of shares of common stock issuable upon conversion of a share of such series of convertible preferred stock, in each case calculated on the record date for determination of the holders entitled to receive such dividend. As of both June 30, 2025 and December 31, 2024, no cash dividends have been declared or paid.

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

Rapport Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

7. Common Stock

The voting, dividend and liquidation rights of the holders of the Company’s common stock were subject to and qualified by the rights, powers and preferences of the holders of the convertible preferred stock set forth above. Each share of common stock entitles the holder to one vote, together with the holders of the convertible preferred stock, on all matters submitted to the stockholders for a vote. The holders of common stock are entitled to receive dividends, if any, as declared by the Company’s board of directors, subject to the preferential dividend rights of convertible preferred stock. As of June 30, 2025 and December 31, 2024, no dividends have been declared or paid.

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

As of December 31, 2024, the Company had reserved 6,852,229 shares of common stock, of which 2,713,368 shares were reserved for issuance under the 2022 Plan, 3,814,618 shares under the 2024 Stock Option and Grant Plan (the “2024 Plan”) and 324,243 shares under the 2024 Employee Stock Purchase Plan (the “2024 ESPP”). As of June 30, 2025, the Company had reserved 9,096,166 shares of common stock, of which 2,663,841 shares were reserved for issuance under the 2022 Plan, 5,742,280 shares under the 2024 Stock Option and Grant Plan (the “2024 Plan”) and 690,045 shares under the 2024 Employee Stock Purchase Plan (the “2024 ESPP”) (see Note 8).

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

2024 Plan

In May 2024, the Company’s board of directors adopted, and its stockholders approved, the 2024 Plan, which became effective in June 2024. The 2024 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors, and consultants. The 2024 plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares initially reserved for issuance under the 2024 Plan was 3,814,618 shares. In addition, the number of shares reserved and available for issuance under the 2024 Plan will automatically increase on each January 1, by five percent of the outstanding number of shares of common

Rapport Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

stock on the immediately preceding December 31 or such lesser number of shares as determined by the compensation committee. On January 1, 2025, the annual increase resulted in an additional 1,829,010 shares being added to the 2024 Plan. As of June 30, 2025, there have been 98,652 stock-based awards cancelled under the 2022 Plan from which the underlying shares were added to the shares reserved under the 2024 Plan. As of June 30, 2025, the Company had 2,178,255 shares remaining available for future grants.

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

2024 ESPP

In May 2024, the Company’s board of directors adopted, and its stockholders approved, the 2024 ESPP, which became effective in June 2024. The 2024 ESPP initially reserved and authorized the issuance of up to a total of 324,243 shares of the Company’s common stock to participating employees. The 2024 ESPP provides that the number of shares reserved and available for issuance will automatically increase on each January 1 thereafter through January 1, 2034, by the lesser of (i) 648,486 shares of common stock, (ii) one percent of the outstanding number of shares of common stock on the immediately preceding December 31, or (iii) such lesser number of shares of common stock as determined by the administrator of the 2024 ESPP. On January 1, 2025, the annual increase resulted in an additional 365,802 shares being added to the 2024 ESPP. The number of shares reserved under the 2024 ESPP is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization.

No shares were issued during the three and six months ended June 30, 2025 relating to the 2024 ESPP.

Stock Options

The Company has granted stock options with service-based vesting conditions. Stock options generally vest over four years and have a maximum term of ten years. The Company typically grants stock options to employees and non-employees at exercise prices deemed by the Board to be equal to the fair value of the common stock at the time of grant. The following table summarizes the Company’s stock option activity for the six months ended June 30, 2025:

	Number of Shares	Weighted- Average Exercise Price per share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2024	4,189,746	$10.02	9.19	$34,324
Granted	2,122,480	15.01
Exercised	(3,483)	1.80
Forfeited	(190,364)	12.40
Expired	—	—
Options outstanding at June 30, 2025	6,118,379	$11.68	8.99	$16,370
Options vested and exercisable at June 30, 2025	1,437,587	8.26	8.49	6,731
Options vested and expected to vest at June 30, 2025	6,118,379	$11.68	8.99	$16,370

The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2025 and 2024 was $10.92 and $10.47 per share, respectively. As of June 30, 2025, there was $46.5 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a remaining weighted average period of 2.9 years.

Rapport Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Restricted Stock Awards (“RSA”)

The Company has awarded RSAs both under the 2022 Plan as well as outside of the 2022 Plan. To date, the Company has not awarded any RSAs under the 2024 Plan.

Service-Based RSAs

The majority of the RSAs have service-based vesting conditions and vest over a period from immediately to four years. Compensation expense is recognized on a straight-line basis over the requisite service period.

The following table summarizes the Company’s service-based RSA grant activity for the six months ended June 30, 2025:

	RSAs	Weighted- Average Grant Date Fair Value
Unvested shares at December 31, 2024	976,596	$3.69
Granted	—	—
Vested	(261,364)	3.55
Forfeited	(44,792)	2.92
Unvested shares at June 30, 2025	670,440	$3.80

The aggregate intrinsic fair value of service-based RSAs that vested during the six months ended June 30, 2025 and 2024, was $3.2 million and $0.3 million, respectively. As of June 30, 2025, there was $2.4 million of total unrecognized compensation cost related to unvested service-based RSAs, which is expected to be recognized over a remaining weighted average period of 1.6 years.

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

The following table summarizes the Company’s performance-based RSA grant activity for the six months ended June 30, 2025:

	RSAs	Weighted- Average Grant Date Fair Value
Unvested shares at December 31, 2024	444,235	$3.63
Granted	—	—
Vested	(98,766)	3.66
Forfeited	(41,216)	2.92
Unvested shares at June 30, 2025	304,253	$3.72

The aggregate intrinsic fair value of performance-based RSAs that vested during the six months ended June 30, 2025 and 2024 was $1.1 million and $0.1 million, respectively. As of June 30, 2025, there was $0.3 million of total unrecognized compensation cost related to unvested performance-based restricted common stock, which is expected to be recognized over a remaining weighted average period of 1.1 years.

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

The grant-date fair value of the RSUs granted in March were $7.15 per share. As of June 30, 2025, the unrecognized compensation expenses associated with the RSUs were immaterial. The Company did not award any RSUs prior to March 2025.

Performance-Based Restricted Stock Units (“PSUs”)

In December 2024, the Company granted 95,500 performance-based restricted stock units (“PSUs”) to certain employees. Each PSU represents a right to receive one share of the Company’s Common Stock when it becomes vested. The PSUs will vest in two equal tranches over two performance periods starting on the grant date and ending, respectively, on December 31, 2025, and December 31, 2026, subject to the satisfaction of both service and performance conditions specifically defined for each performance period and each PSU award. The performance conditions are related to the achievement of certain program milestones in the Company’s drug discovery and development process. As of June 30, 2025, the Company has not recognized any compensation expenses for the PSUs because none of the performance conditions were considered probable of being met.

There were no PSUs granted in the six months ended June 30, 2025 and 2024. As of both June 30, 2025 and December 31, 2024, the unrecognized compensation expenses associated with the PSUs were $2.1 million.

Stock-Based Compensation

The Company recorded stock-based compensation expense for stock options of $3.8 million and $1.7 million in the three months ended June 30, 2025 and 2024, respectively, and $7.2 million and $2.4 million in the six months ended June 30, 2025 and 2024, respectively. The Company recorded stock-based compensation expense for RSAs of $0.5 million and $0.7 million in the three months ended June 30, 2025 and 2024, respectively, and $1.2 million and $1.4 million in the six months ended June 30, 2025 and 2024, respectively. The following table below summarizes the classification of the Company’s stock-based compensation expense related to stock options and restricted common stock awards in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
General and Administrative	$2,780	$1,351	$5,499	$2,120
Research and Development	1,609	1,003	2,930	1,725
	$4,389	$2,354	$8,429	$3,845

9. Leases

Operating Lease

In June 2023, the Company entered into a lease in Boston, Massachusetts commencing August 31, 2023 with an initial term of 40 months. The monthly lease payments are $66 thousand for the first 12 months, with 2% escalation each year. In conjunction with the lease, the Company paid a security deposit of $0.1 million that is recorded on the Company’s condensed consolidated balance sheet in other assets as of June 30, 2025.

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

Rapport Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In November 2024, the Company entered into a sublease for a new corporate headquarters space in Boston, Massachusetts for 15,275 square feet of office space. The lease commenced June 1, 2025 with a lease term of 6.5 years with no option to extend for an additional term. The lease provides for annual base rent for the premise of approximately $0.8 million for the first year of the lease. Thereafter, the annual base rent will increase at an adjustment of 2.0% each year until the end of the term. The Company is also obligated to pay the landlord certain fees, taxes, and operating expenses, subject to certain exclusions. In conjunction with the lease commencement, the Company paid a security deposit of $0.4 million that is recorded on the Company’s condensed consolidated balance sheet in other assets as of June 30, 2025.

10. Related Party Transactions

Janssen

Janssen Pharmaceutical NV (“Janssen”) is a related party to a founding investor in the Company, Johnson & Johnson Innovation—JJDC, Inc., as both entities are direct subsidiaries of Johnson & Johnson, Inc. For the six months ended June 30, 2025 and 2024, the Company incurred costs of zero and $69 thousand, respectively, which was recognized as research and development expense in the condensed consolidated statement of operations and comprehensive loss, to Janssen for the use of lab space in California. As of June 30, 2025 and December 31, 2024, there were no related party transactions in accounts payable or accrued expenses.

Third Rock Ventures

Third Rock Ventures LLC (“Third Rock”) is a founding investor in the Company. For the six months ended June 30, 2025 and 2024, the Company incurred costs of zero and $0.1 million, respectively, which was recognized as general and administrative expense in the condensed consolidated statement of operations and comprehensive loss to Third Rock primarily for management consulting and other various start-up support activities. As of both June 30, 2025 and December 31, 2024, there were no accounts payable and accrued expenses related to Third Rock.

11. Commitments and Contingencies

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scopes and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with the board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2025 and December 31, 2024.

Legal Proceedings

From time to time, the Company may become involved in legal proceedings or other litigation relating to claims arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and estimated exposure amount. Legal fees and other costs associated with such proceedings are expensed as incurred. As of June 30, 2025 and December 31, 2024, the Company was not a party to any material legal proceedings or claims.

NeuroPace Master Services Agreement and Statement of Work

In November 2023, the Company entered into a master services agreement (the “NeuroPace Agreement”) with NeuroPace Inc. (“NeuroPace”), the manufacturer and distributor of the RNS system. Pursuant to the NeuroPace Agreement and in accordance with statement of work agreements entered into from time to time, NeuroPace provides the Company with certain services with respect to data from the RNS systems used in the Company’s Phase 2a clinical trial of RAP-219 in drug-resistant focal onset seizures. The NeuroPace Agreement also grants the Company a royalty-free, worldwide, exclusive, non-transferable license to all data collected by the RNS systems in its RAP-219 Phase 2a clinical trial in drug-resistant focal onset seizures and the outcomes of algorithms that are

Rapport Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

applied to such data, as well as the ability to publish the outcomes of algorithms, subject to certain conditions. The consideration the Company will pay to NeuroPace for such services is set out in each statement of work agreement.

Concurrently with the execution of the NeuroPace Agreement, the parties also entered into an initial statement of work under the NeuroPace Agreement, as amended in March 2024 (the “NeuroPace SOW”), pursuant to which NeuroPace agreed to provide services related to the Company’s Phase 2a clinical trial of RAP-219 in drug-resistant focal onset seizures, including, among other things, clinical trial readiness support, identification of potential patients satisfying the enrollment criteria and RNS system data reporting and data analysis. Pursuant to the payment schedule set out in the NeuroPace SOW, the Company will pay NeuroPace an aggregate of up to $3.7 million over a period of approximately two years in connection with NeuroPace’s provision of services and achievement of certain patient enrollment and deliverable milestones. As of December 31, 2024, $0.3 million was recorded as prepaid expenses and other current assets in the condensed consolidated balance sheet. During the six months ended June 30, 2025, the Company paid NeuroPace $0.9 million and recognized $1.1 million in research and development expense for services performed, resulting in a prepaid expense balance of $0.1 million as of June 30, 2025.

12. Segment

The Company is currently developing medicines for patients with neurological or psychiatric disorders in the United States. The Company does not have any revenue generating products, and revenue will not be generated from any other current or future product candidates until regulatory approval is obtained and products are commercialized.

For three and six months ended June 30, 2025 and 2024, the Company had identified one operating and reportable segment. The Company defines its operating segments based on internally reported financial information that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) to analyze financial performance, make decisions, and allocate resources. The Company’s Chief Executive Officer is the CODM.

The CODM reviews the segment’s profit or loss based on net (loss) income reported on the condensed consolidated statement of operations and comprehensive (loss) income and considers forecast-to-actuals variances on a quarterly basis for expenses that are deemed significant. Further, the CODM reviews the segment’s assets based on total assets reported on the condensed consolidated balance sheet. In addition, the CODM is regularly provided information on total cash, which is inclusive of cash, cash equivalents and short-term investments, as a measure of segment assets. As of June 30, 2025, the Company’s cash, cash equivalents and short-term investments were $260.4 million. All long-lived assets are held in the United States.

The Company’s CODM views specific categories within research and development expenses and general and administrative expenses as significant given the direct correlation between cash burn and profitability as a pre-revenue company. The following table

Rapport Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

reconciles reported revenues to net (loss) income under the significant expense principle for the three and six months ended June 30, 2025 and 2024 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Research and Development Expenses:
RAP-219 program external expenses	$9,685	$4,846	$17,648	$8,747
Preclinical programs external expenses	4,722	5,648	7,968	9,582
R&D personnel-related costs (including stock-based compensation)	6,666	4,590	13,452	8,607
Other costs	1,607	605	3,184	1,257
General and Administrative Expenses:
G&A personnel-related costs (including stock-based compensation)	5,045	3,436	10,004	5,833
Professional and consulting costs	920	1,108	2,584	2,973
Facility related and other	851	567	1,764	895
Loss from operations	$(29,496)	$(20,800)	$(56,604)	$(37,894)
Interest income	2,764	2,679	5,809	4,494
Change in fair value of preferred stock tranche right liability	—	—	—	(7,390)
Net loss	$(26,732)	$(18,121)	$(50,795)	$(40,790)

Accordingly, the Company consists of a single operating and reportable segment and the condensed consolidated financial statements and notes thereto are presented as a single reportable segment.

13. Net Loss per Share

Basic and diluted net loss per common share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(26,732)	$(18,121)	$(50,795)	$(40,790)
Denominator:
Weighted average common shares outstanding, basic and diluted	35,444,635	10,666,528	35,356,098	6,356,700
Net loss per share attributable to common stockholders, basic and diluted	$(0.75)	$(1.70)	$(1.44)	$(6.42)

For purposes of this calculation, the Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share available to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of June 30,
	2025	2024
Options to purchase common stock	6,118,379	3,835,475
Unvested performance-based restricted stock units	95,500	—
Unvested restricted stock units	13,987	—
Unvested restricted common stock—service based	670,440	1,290,227
Unvested restricted common stock—performance based	304,253	546,747

Rapport Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

14. Subsequent Events

On July 1, 2025, the Company filed the Registration Statement with the Securities and Exchange Commission (“SEC”) covering the offering of up to $400.0 million of common stock, preferred stock, debt securities, warrants and/or units, which was declared effective by the SEC on July 9, 2025. Concurrent with the filing of the Registration Statement, the Company entered into a common stock sales agreement, dated July 1, 2025, by and between the Company and Leerink Partners LLC and Cantor Fitzgerald & Co., acting as sales agents, which established an at-the-market offering program pursuant to which the Company may offer and sell shares of its common stock from time to time (the “ATM Program”). In connection with the ATM Program, the Company also filed a prospectus with the Registration Statement for the offer and sale of up to $150.0 million of shares of common stock from time to time through the sales agents. To date, no shares have been sold through the ATM Program.

Also on July 1, 2025, the Company filed a registration statement on Form S-3 with the SEC registering the resale of 470,589 shares of the Company’s common stock issued in the June 2024 private placement, which was declared effective on July 9, 2025.

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

Our founders have made pioneering discoveries related to the function of RAPs in the brain. Their findings form the basis of our RAP technology platform, which enables a differentiated approach to generate precision small molecule product candidates with the potential to overcome many limitations of conventional neurology drug discovery. RAP-219, our most advanced product candidate, is an AMPA receptor (“AMPAR”) negative allosteric modulator (“NAM”). RAP-219 is designed to achieve neuroanatomical specificity through its selective targeting of a RAP known as TARPγ8, which is associated with the neuronal AMPARs. Whereas AMPARs are distributed widely in the central nervous system (“CNS”), TARPγ8 is expressed only in discrete regions, including the hippocampus and neocortex, where focal onset seizures often originate. By contrast, TARPγ8 has minimal expression in the hindbrain, where drug effects are often associated with adverse events. As such, we believe RAP-219 has the potential for a differentiated profile as compared to traditional neuroscience medications. Due to the role of AMPA biology in various neurological disorders and our precision approach of selectively targeting TARPγ8, we believe RAP-219 has pipeline-in-a-product potential and we are evaluating it as a potentially transformational treatment for patients with focal onset seizures, bipolar disorder, and peripheral neuropathic pain.

A total of four Phase 1 trials in RAP-219 have been conducted to date in healthy adult volunteers: a single ascending dose (“SAD”) trial; a multiple ascending dose (“MAD”) trial; a second MAD trial (“MAD-2”), to assess dosing regimens that may accelerate time to reach therapeutic exposure; and a human positron emission tomography (“PET”) trial, which utilized a companion PET radiotracer to confirm brain target receptor occupancy and brain region specificity across a range of dosing and exposure levels. In January 2025, we announced results from our PET and MAD-2 trials of RAP-219. Data demonstrated that neuroanatomical specificity can be achieved through RAP-219’s selective targeting of TARPγ8. In Cohort 1 of the human PET trial, which used the dosing regimen utilized in our ongoing Phase 2a trial in patients with drug-resistant focal onset seizures, RAP-219 achieved target receptor occupancy associated with maximal seizure protection in preclinical models within five days and was generally well tolerated, which we believe further supports the use of such dosing regimen in the Phase 2a trial in drug-resistant focal onset seizures.

We are currently conducting a Phase 2a proof-of-concept trial in adult patients with drug-resistant focal onset seizures, for which topline results are on-track to be announced in September 2025. We believe RAP-219 also has therapeutic potential in bipolar disorder and peripheral neuropathic pain, and our Phase 2 proof-of-concept trial in bipolar mania has been initiated and is enrolling patients, with topline results expected in the first half of 2027. We were notified in the fourth quarter of 2024 by the U.S. Food and Drug Administration (“FDA”) that the Investigational New Drug (“IND”) submitted for the initiation of a Phase 2a proof-of-concept trial of RAP-219 for the treatment of diabetic peripheral neuropathic pain (“DPNP”) was placed on clinical hold. The FDA requested additional information and amendments specific to the protocol design. The clinical hold is specific to the IND for DPNP and has not impacted our ongoing Phase 2a trial in drug-resistant focal onset seizures or proof-of-concept trial in bipolar mania. We believe in our ability to advance the clinical development of RAP-219 for DPNP and will provide an update on the anticipated timing of the Phase 2a trial initiation later this year.

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

Since our inception in February 2022, we have not generated any revenue from product sales or other sources and have incurred significant operating losses and negative cash flows from our operations. We have devoted substantially all of our efforts to organizing and staffing our company, business planning, research and development activities, building our intellectual property portfolio, and providing general and administrative support for these operations. In June 2024, we completed our initial public offering (“IPO”), pursuant to which we issued and sold 9,200,000 shares of common stock (inclusive of 1,200,000 shares of common stock sold pursuant to the underwriters’ exercise of their option to purchase additional shares). In addition, we issued and sold 1,058,824 shares of common stock to certain institutional accredited investors in a concurrent private placement. The aggregate net proceeds received by us from the IPO and concurrent private placement were $157.6 million, after deducting underwriting discounts and commissions, placement agent fees as well as other offering and private placement costs of $16.8 million. To date, we have funded our operations primarily with proceeds from the issuance and sale of our common stock, convertible notes and convertible preferred stock. As of June 30, 2025, we had raised aggregate gross proceeds of $424.4 million from these financings, and had cash, cash equivalents and short-term investments of $260.4 million, excluding our restricted cash.

We have incurred significant operating losses in each year since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of any product candidates we may develop. Our net losses were $26.7 million and $18.1 million for the three months ended June 30, 2025 and 2024, respectively, and $50.8 million and $40.8 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $174.5 million. We expect our expenses and operating losses will increase substantially as we:

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

NeuroPace Master Services Agreement and Statement of Work

In November 2023, we entered into a master services agreement (the “NeuroPace Agreement”) with NeuroPace Inc. (“NeuroPace”), the manufacturer and distributor of the responsive neurostimulation (“RNS”) system. Pursuant to the NeuroPace Agreement and in accordance with statement of work agreements entered into from time to time, NeuroPace provides us with certain services with respect to data from the RNS systems used in our clinical trials. The NeuroPace Agreement also grants us a royalty-free, worldwide, exclusive, non-transferable license to all data collected by the RNS systems in our RAP-219 Phase 2a clinical trial in drug-resistant focal onset seizures and the outcomes of algorithms that are applied to such data, as well as the ability to publish the outcomes of algorithms, subject to certain conditions. The consideration we will pay to NeuroPace for such services is set out in each statement of work agreement.

Concurrently with the execution of the NeuroPace Agreement, the parties also entered into an initial statement of work, as amended in March 2024 (the “NeuroPace SOW”), under the NeuroPace Agreement, pursuant to which NeuroPace agreed to provide services related to our RAP-219 Phase 2a clinical trial in drug-resistant focal onset seizures, including, among other things, clinical trial readiness support, identification of potential patients satisfying the enrollment criteria and RNS system data reporting and data analysis. Pursuant to the payment schedule set out in the NeuroPace SOW, we will pay NeuroPace an aggregate of up to $3.7 million over a period of approximately two years in connection with NeuroPace’s provision of services and achievement of certain patient enrollment and deliverable milestones.

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

Income Taxes

For the three and six months ended June 30, 2025 and 2024, we recorded no income tax provision. As of June 30, 2025 and December 31, 2024, we recorded a full valuation allowance of our net deferred tax assets, as we believed it was more likely than not we would not be able to utilize our deferred tax assets prior to their expiration.

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each year or for our research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating losses (“NOLs”), carryforwards and tax credits will be not realized. As of December 31, 2024, we had federal NOL carryforwards of approximately $13.7 million and state NOL carryforwards of approximately $12.0 million, respectively. Federal losses have an indefinite carryforward period, but can only offset 80% of federal taxable income in a given year. Losses for state purposes begin to expire in 2043. As of December 31, 2024, we also had federal and state tax research and development credit carryforwards of approximately $3.8 million and $1.6 million, respectively, to offset future tax liabilities, which begin to expire in 2042 and 2037, respectively. We have recorded a full valuation allowance against our net deferred tax assets at December 31, 2024. As of December 31, 2024, we had no unrecognized tax benefits. During the six months ended June 30, 2025, we utilized $0.5 million of research and development tax credits as a reduction of payroll expenses to offset our payroll tax expenses.

On July 4, 2025, new U.S tax legislation was signed into law (known as the “One Big Beautiful Bill Act” or “OBBBA”) which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026. We are currently evaluating the impact of the new legislation but do not expect it to have a material impact on our consolidated financial statements and related disclosures.

Results of Operations

Comparison of the three months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024:

	For the three months ended June 30,
	2025	2024	Change
	(in thousands)
Operating expenses
Research and development	$22,680	$15,689	$6,991
General and administrative	6,816	5,111	1,705
Total operating expenses	29,496	20,800	8,696
Loss from operations	(29,496)	(20,800)	(8,696)
Other income:
Interest income	2,764	2,679	85
Total other income	2,764	2,679	85
Net loss	$(26,732)	$(18,121)	$(8,611)

Operating Expenses

Research and Development Expenses

	For the three months ended June 30,
	2025	2024	Change
	(in thousands)
Direct external program expenses:
RAP-219 program	$9,685	$4,846	$4,839
Preclinical programs	4,722	5,648	(926)
Internal and unallocated expenses:
Personnel-related costs (including stock-based compensation)	6,666	4,590	2,076
Other costs	1,607	605	1,002
Total research and development expenses	$22,680	$15,689	$6,991

Research and development expenses were $22.7 million for the three months ended June 30, 2025, as compared to $15.7 million for the three months ended June 30, 2024. The increase of $7.0 million consisted of the following:

•
a $4.8 million increase in RAP-219 program costs, which consisted primarily of an increase of $4.1 million in clinical trial costs primarily driven by costs for our Phase 2a trial in drug-resistant focal onset seizures, start-up costs for our Phase 2a proof-of-concept trial in DPNP, and start-up costs for our Phase 2 proof-of-concept trial in bipolar mania, a $0.3 million increase in contract manufacturing costs related to the production of materials to support our clinical trials, a $0.2 million increase in preclinical toxicology studies related to long-term toxicology work, and a $0.1 million increase in consulting costs;
•
a $2.1 million increase in personnel-related costs due to an increase in headcount, which consisted primarily of salaries, bonuses, and other compensation-related costs of $1.4 million, and stock-based compensation of $0.6 million; and
•
a $1.0 million increase in other costs, consisting primarily of research and development facilities, IT, and depreciation expense related to increased headcount and continued expansion of our Boston and San Diego sites; partially offset by

•
a $0.9 million decrease in preclinical program costs, which consisted primarily of a $0.6 million decrease in toxicology and animal studies related to our discovery programs, and a $0.2 million decrease in external chemistry efforts and other outsourced services related to our discovery programs.

General and Administrative Expenses

	For the three months ended June 30,
	2025	2024	Change
	(in thousands)
Personnel-related (including stock-based compensation)	$5,045	$3,436	$1,609
Professional and consulting costs	920	1,108	(188)
Facility related and other	851	567	284
Total general and administrative expense	$6,816	$5,111	$1,705

General and administrative expenses were $6.8 million for the three months ended June 30, 2025, as compared to $5.1 million for the three months ended June 30, 2024. The increase of $1.7 million consisted of the following:

•
a $1.6 million increase in workforce expense due to an increase in headcount, consisting primarily of salaries, bonuses, and other compensation-related costs of $0.2 million and stock-based compensation of $1.4 million; and

•
a $0.3 million increase in other expenses, consisting primarily of administrative expenses due to increased business activities and expanded general and administrative support in connection with operating as a public company; partially offset by
•
a $0.2 million decrease in professional and consulting fees, as higher costs were incurred in the second quarter of 2024 due to our IPO process.

Other Income (Expense)

	For the three months ended June 30,
	2025	2024	Change
	(in thousands)
Other income:
Interest income	$2,764	$2,679	$85
Total other income	$2,764	$2,679	$85

Other income was $2.8 million for the three months ended June 30, 2025, as compared to $2.7 million for the three months ended June 30, 2024. The increase in interest income was due to the increased cash, cash equivalent and short-term investments balances from the IPO and concurrent private placement closing in June 2024.

Income Taxes

For each of the three months ended June 30, 2025 and 2024, we recorded an income tax provision of zero.

Comparison of the six months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024:

	For the six months ended June 30,
	2025	2024	Change
	(in thousands)
Operating expenses
Research and development	$42,252	$28,193	$14,059
General and administrative	14,352	9,701	4,651
Total operating expenses	56,604	37,894	18,710
Loss from operations	(56,604)	(37,894)	(18,710)
Other income (expense):
Interest income	5,809	4,494	1,315
Change in fair value of preferred stock tranche right liability	—	(7,390)	7,390
Total other income (expense), net	5,809	(2,896)	8,705
Net loss	$(50,795)	$(40,790)	$(10,005)

Operating Expenses

Research and Development Expenses

	For the six months ended June 30,
	2025	2024	Change
	(in thousands)
Direct external program expenses:
RAP-219 program	$17,648	$8,747	$8,901
Preclinical programs	7,968	9,582	(1,614)
Internal and unallocated expenses:
Personnel-related costs (including stock-based compensation)	13,452	8,607	4,845
Other costs	3,184	1,257	1,927
Total research and development expenses	$42,252	$28,193	$14,059

Research and development expenses were $42.3 million for the six months ended June 30, 2025, as compared to $28.2 million for the six months ended June 30, 2024. The increase of $14.1 million consisted of the following:

•
a $8.9 million increase in RAP-219 program costs, which consisted primarily of an increase of $8.2 million in clinical trial costs primarily driven by costs for our Phase 2a trial in drug-resistant focal onset seizures, start-up costs for our Phase 2a proof-of-concept trial in DPNP, and start-up costs for our Phase 2 proof-of-concept trial in bipolar mania, and a $0.8 million increase in contract manufacturing costs related to the production of materials to support our clinical trials.
•
a $4.8 million increase in personnel-related costs due to an increase in headcount, which consisted primarily of salaries, bonuses, and other compensation-related costs of $3.6 million, and stock-based compensation of $1.2 million; and
•
a $1.9 million increase in other costs, consisting primarily of research and development facilities, information technology, and depreciation expenses related to increased headcount and continued expansion of our Boston and San Diego sites; partially offset by
•
a $1.6 million decrease in preclinical program costs, which consisted primarily of a $1.1 million decrease in toxicology and animal studies related to our discovery programs, a $0.2 million decrease in external chemistry efforts and other outsourced services related to our discovery programs, and a $0.2 million decrease in contract manufacturing costs related to the production of materials for use in our preclinical studies.

General and Administrative Expenses

	For the six months ended June 30,
	2025	2024	Change
	(in thousands)
Personnel-related (including stock-based compensation)	$10,004	$5,833	$4,171
Professional and consulting costs	2,584	2,973	(389)
Facility related and other	1,764	895	869
Total general and administrative expense	$14,352	$9,701	$4,651

General and administrative expenses were $14.4 million for the six months ended June 30, 2025, as compared to $9.7 million for the six months ended June 30, 2024. The increase of $4.7 million consisted of the following:

•
a $4.2 million increase in workforce expense due to an increase in headcount, consisting primarily of salaries, bonuses, and other compensation-related costs of $0.8 million and stock-based compensation of $3.4 million; and
•
a $0.9 million increase in facility and other expenses, consisting primarily of administrative expenses due to increased business activities and expanded general and administrative support in connection with operating as a public company; partially offset by

•
a $0.4 million decrease in professional and consulting fees, as higher costs were incurred in the first half of 2024 due to our IPO process.

Other Income (Expense)

	For the six months ended June 30,
	2025	2024	Change
	(in thousands)
Other income (expense):
Interest income	$5,809	$4,494	$1,315
Change in fair value of preferred stock tranche right liability	—	(7,390)	7,390
Total other income (expense), net	$5,809	$(2,896)	$8,705

Other income (expense) was income of $5.8 million for the six months ended June 30, 2025, as compared to expense of $2.9 million for the six months ended June 30, 2024. The $7.4 million decrease in the expense from the change in fair value of preferred stock tranche right liability was due to the settlement of the Series B preferred stock tranche right liability in March 2024. The increase in interest income is due to the increased cash, cash equivalent and short-term investments balances from the Series B convertible financing in February 2024 and the IPO and concurrent private placement in June 2024.

Income Taxes

For each of the six months ended June 30, 2025 and 2024, we recorded an income tax provision of zero.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in February 2022, we have not generated any revenue from any sources and have incurred significant operating losses and negative cash flows from operations. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our product candidates and pipeline. Further, we expect to continue to incur additional costs associated with operating as a public company. Historically, we have funded our operations with proceeds from the sale of convertible notes, convertible preferred stock, and the issuance of common stock in our IPO and concurrent private placement. To date, we have received aggregate gross proceeds of $424.4 million from the issuance of convertible promissory notes and the sale of our convertible preferred stock and common stock. As of June 30, 2025, we had cash and cash equivalents and short-term investments of $260.4 million, excluding our restricted cash.

On July 1, 2025, we filed a registration statement on Form S-3 (the “Registration Statement”) with the SEC covering the offering of up to $400.0 million of common stock, preferred stock, debt securities, warrants and/or units, which was declared effective by the SEC on July 9, 2025. Concurrent with the filing of the Registration Statement, we entered into a common stock sales agreement, dated July 1, 2025, by and between the Company and Leerink Partners LLC and Cantor Fitzgerald & Co., acting as sales agents, which established an at-the-market offering program pursuant to which we may offer and sell shares of our common stock from time to time (the “ATM Program”). In connection with the ATM Program, we also filed a prospectus with the Registration Statement for the offer and sale of up to $150.0 million of shares of common stock from time to time through the sales agents. To date, no shares have been sold through the ATM Program. As market conditions permit, we may offer and sell securities under the Registration Statement, including through the ATM Program, in order to fund our operations or provide additional liquidity.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	For the six months ended June 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(45,307)	$(33,967)
Net cash provided by (used in) investing activities	43,627	(149,030)
Net cash (used in) provided by financing activities	(58)	223,012
Net increase in cash, cash equivalents and restricted cash	$(1,738)	$40,015

Operating Activities

During the six months ended June 30, 2025, operating activities used $45.3 million of cash, resulting primarily from our net loss of $50.8 million, non-cash accretion of investments in marketable securities of $0.5 million, and changes in operating assets and liabilities of $3.8 million, partially offset by $8.4 million of non-cash stock-based compensation expense, $0.5 million of non-cash depreciation expense, and $0.9 million of non-cash lease expense. The $3.8 million change in operating assets and liabilities is primarily driven by an increase in prepaid expenses and other current assets of $5.1 million, primarily due to advanced payments on new contracts related to our clinical trials, a $0.1 million decrease in operating lease liabilities, partially offset by increases in accounts payable of $1.2 million and accrued expenses of $0.8 million due to increased expenditures and timing of payments to vendors, and an increase in other assets of $0.5 million primarily due to the payment of the security deposit for our new corporate headquarters lease.

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

Investing Activities

During the six months ended June 30, 2025, net cash provided by investing activities was $43.6 million, primarily consisting of maturities of short-term investments of $100.0 million partially offset by purchases of short-term investments of $56.1 million and purchases of property and equipment of $0.3 million.

During the six months ended June 30, 2024, net cash used in investing activities was $149.0 million, primarily consisting of purchases of short-term investments of $183.2 million and purchases of property and equipment of $2.0 million, partially offset by maturities of short-term investments of $36.2 million.

Financing Activities

During the six months ended June 30, 2025, net cash used in financing activities was $0.1 million, primarily consisting of deferred offering costs in connection with the preparation and filing of the Registration Statement and the ATM Program.

During the six months ended June 30, 2024, net cash provided by financing activities was $223.0 million, primarily consisting of net proceeds from our IPO and concurrent private placement of our common stock in the aggregate amount of $159.1 million, and net proceeds of $63.9 million from our additional issuance of Series B convertible preferred stock.

Future Funding Requirements

As of June 30, 2025, we had cash, cash equivalents and short-term investments of $260.4 million, excluding our restricted cash. As of the issuance date of the condensed consolidated financial statements for the six months ended June 30, 2025, we expect that our cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses and capital expenditure requirements through at least 12 months from the issuance of the condensed consolidated financial statements. We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements through the end of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. However, our forecast for the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Additionally, the process of conducting preclinical studies and testing potential future product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain. We will need to raise substantial additional capital in the future.

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

Contractual Obligations and Commitments

Leases

As of the June 30, 2025, we had future minimum operating lease payments under non-cancelable leases of $14.2 million related to leases we have recognized on our condensed consolidated balance sheet, which included existing laboratory and office leases and the new corporate headquarters lease that commenced June 1, 2025 in Boston, Massachusetts. The future minimum operating lease payments under these non-cancelable leases are due over a weighted average remaining lease term of 5.0 years.

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

NeuroPace Master Services Agreement and Statement of Work

In connection with the execution of the NeuroPace Agreement, the parties also entered into an initial statement of work under the NeuroPace Agreement, pursuant to which NeuroPace agreed to provide services related to our Phase 2a proof-of-concept clinical trial of RAP-219 in patients with drug-resistant focal onset seizures, including, among other things, clinical trial readiness support, data analysis and data reporting. Pursuant to the payment schedule set out in the statement of work, we will pay NeuroPace an aggregate of up to $3.7 million over a period of approximately two years in connection with NeuroPace’s provision of services and achievement of certain patient enrollment and deliverable milestones.

As of December 31, 2024, we had a prepaid expense balance in connection with the NeuroPace Agreement of $0.3 million. During the six months ended June 30, 2025, we paid NeuroPace $0.9 million and recognized $1.1 million in research and development expense for services performed, resulting in a prepaid expense balance of $0.1 million as of June 30, 2025.

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

During the six months ended June 30, 2025, there were no material changes to our critical accounting policies and estimates described under Management’s Discussion and Analysis of Critical Accounting Policies and Estimates which were included in our Annual Report on Form 10-K filed with the SEC on March 11, 2025.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The success of our business depends primarily upon our ability to identify, develop, and commercialize product candidates based on our RAP technology platform. We do not know whether we will be able to develop any product candidates that succeed through preclinical and clinical development or products of commercial value. We have no products approved for commercial sale and have not generated any revenue from product sales to date. We will continue to incur significant research and development and other expenses related to our preclinical and clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses totaled $50.8 million and $40.8 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we have not yet generated revenues and had an accumulated deficit of $174.5 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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

As of June 30, 2025, we had $260.4 million of cash, cash equivalents and short-term investments, excluding restricted cash. Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements through the end of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We may also raise additional financing on an opportunistic basis in the future. For example, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates. Our future capital requirements will depend on many factors, including but not limited to:

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations with our existing cash, cash equivalents and short-term investments, any future equity or debt financings and upfront and milestone and royalty payments, if any, received under any future licenses or collaborations. If we raise additional capital through the sale of equity or convertible debt securities, or issue any equity or convertible debt securities in connection with a collaboration agreement or other contractual arrangement, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. In addition, the possibility of such issuance may cause the market price of our common stock to decline. In July 2025, we filed a registration statement on Form S-3 (the “Registration Statement”) pursuant to which we may issue up to $400.0 million in shares of our common stock, preferred stock, debt securities, warrants and/or units. Concurrent with the filing of the Registration Statement, we entered into a common stock sales agreement, dated July 1, 2025, by and between the Company and Leerink Partners LLC and Cantor Fitzgerald & Co., acting as sales agents, which established an at-the-market offering program pursuant to which we may offer and sell shares of our common stock from time to time (the “ATM Program”). In connection with the ATM Program, we also filed a prospectus with the Registration Statement for the offer and sale of up to $150.0 million of shares of common stock from time to time through the sales agents.

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

Risks Related to Our Business

Our business is highly dependent on the success of our product candidates, particularly RAP-219 for focal onset seizures. If we are unable to successfully complete clinical development, obtain regulatory approval for or commercialize one or more of our product candidates, or if we experience delays in doing so, our business will be materially harmed.

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

We have completed phase 1 clinical development of our lead product candidate, RAP-219 in multiple indications and are currently conducting a Phase 2a trial of RAP-219 in patients with drug-resistant focal onset seizures. We also intend to initiate a Phase 2a trial of RAP-219 in diabetic peripheral neuropathic pain and have initiated a Phase 2 trial of RAP-219 in bipolar mania. Our other product candidates and programs are at various stages of preclinical development. We seek to rapidly advance discovery and development of transformational small molecule medicines for patients suffering from central nervous system disorders.

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

At the state level, numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, many of which differ from each other in significant ways, thus complicating compliance efforts, including providing specific disclosures in privacy notices and affording individuals certain rights concerning their personal data. For example, in California, the California Consumer Protection Act, or CCPA, established a comprehensive privacy framework for covered businesses by creating an expanded definition of personal information, establishing data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. While clinical trial data and information governed by HIPAA are exempt from the CCPA, other personal information may be applicable and possible changes to the CCPA may broaden its scope.

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

Regulators and legislators in the U.S. are increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the Biden Administration’s executive order Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern as implemented by the Department of Justice's Final Rule issued in December 2024, effective April 8, 2025, prohibits certain transactions involving bulk human ‘omic data or human biospecimens from which human ‘omic data can be derived, as well as data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The Final Rule also restricts certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. The Final Rule does not exempt key-coded or otherwise anonymized, pseudonymized, de-identified, or encrypted data. Actual or alleged violations of the Final Rule may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs.

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

Likewise, recent state legislative developments in the United States have introduced emerging compliance risks for companies that develop or deploy AI technologies, which will impose novel requirements on AI developers and users. These state-level initiatives reflect a growing trend toward AI regulation in the absence of federal legislation. As a result, we may face a fragmented and evolving compliance landscape that could increase operational complexity, regulatory scrutiny, and legal exposure associated with our use or development of AI technologies. In addition, various federal regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. The U.S. Food and Drug Administration, for example, issued guidance on the use of AI in medical devices, requiring detailed risk management and review processes to obtain approvals. If we develop or use AI systems governed by these laws or regulations, we will need to meet higher standards of data quality, transparency, monitoring and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements, with the potential for significant enforcement or litigation in the event of any perceived non-compliance. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our use of AI/ML. These obligations may make it harder for us to conduct our business using AI/ML, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI/ML, or prevent or limit our use of AI/ML. For example, the Federal Trade Commission has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI/ML where they allege the company has violated privacy and consumer protection laws. If we cannot use AI/ML or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.

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

The results observed from preclinical studies or early-stage clinical trials of our product candidates may not necessarily be predictive of the results of later-stage clinical trials that we conduct. Similarly, positive results from such preclinical studies or early-stage clinical trials may not be replicated in our subsequent preclinical studies or clinical trials. For instance, results seen in preclinical animal models of epilepsy or pain may not translate to similar results in patients, and results from our Phase 2a proof-of-concept trial in refractory focal onset seizures may not translate to clinical seizures. Furthermore, our product candidates may not be able to demonstrate similar activity or adverse event profiles as other product candidates that we believe may have similar profiles.

In addition, in our planned future clinical trials, we may utilize clinical trial designs or dosing regimens that have not been tested in prior clinical trials. For instance, our Phase 2a proof-of-concept trial in drug-resistant focal onset seizures utilizes a novel study design due to the biomarker-based primary endpoint, intracranial electroencephalography (“iEEG”) data. Specifically, iEEG data is recorded by an implanted responsive neurostimulation (“RNS”) system, which includes an electrode that monitors intracranial brain waves and detects the magnitude, duration and frequency of electrographic activity associated with clinical seizures. We are not aware of any other trials that have used iEEG data as a primary endpoint and have not engaged and do not plan to engage with the FDA on the use of this endpoint in our Phase 2a proof-of-concept trial, as this trial will not be used as a registrational trial. Accordingly, the FDA, EMA, MHRA or other comparable regulatory authorities may have questions around the interpretability of this data, and iEEG data may not be translatable to a clinical seizure endpoint in future registrational trials.

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

Additionally, we may utilize an “open-label” clinical trial design. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Our Phase 2a proof-of-concept trial in drug-resistant focal onset seizures is an open label study. Most open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results of a product candidate when studied in a controlled environment with a placebo or active control.

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

We may observe safety or tolerability issues beyond those we anticipate with our product candidates in ongoing or future clinical trials. For example, while no Grade 3 or higher AEs have been observed to date, it is possible that such events may occur in our ongoing RAP-219 clinical program or in our clinical programs for other product candidates. Additionally, it is possible that human subjects with focal onset seizures, bipolar disorder and peripheral neuropathic pain may experience greater side effects in our clinical program for RAP-219 than observed in healthy volunteers. We continue to learn more about our product candidates, and unfavorable pharmacology profiles, including extended half-lives, could lead to adverse outcomes or concerns by the FDA, EMA, MHRA or other comparable regulatory authorities.

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

We have focused our research and development efforts on addressing disorders of the brain and nervous system. Efforts by pharmaceutical companies in this field have faced certain challenges in drug development. In particular, many neurological disorders, such as focal onset seizures, bipolar disorder and peripheral neuropathic pain, rely on subjective patient-reported outcomes as key endpoints. This makes them more difficult to evaluate than indications with more objective endpoints. For example, in our Phase 2a proof-of-concept trial in drug-resistant focal onset seizures, we are using change in clinical seizure frequency (measured by patient-recorded paper diaries) as a secondary endpoint. Furthermore, these indications are often subject to a placebo effect, which may make it more challenging to isolate the effects of our product candidates. There can be no guarantee that we will successfully overcome these challenges with RAP-219, even with the use of the RNS system from NeuroPace Inc. (“NeuroPace”) for primary and secondary endpoints in our Phase 2a proof-of-concept trial in drug-resistant focal onset seizures, or our bipolar mania and diabetic peripheral neuropathic pain candidates or that we will not encounter other challenges in the development of our product candidates. Moreover, given the history of clinical failures in this field, future clinical or regulatory failures by us or others may have result in further negative perception of the likelihood of success in this field, which may significantly and adversely affect the market price of our common stock.

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

Our pipeline includes product candidates for a variety of neuroscience diseases. There is no precise method of establishing the actual number of patients with any of these disorders in any geography over any time period. With respect to many of the indications in which we have developed, are developing, or plan to develop our product candidates, we have estimates of the prevalence of the disease or disorder. Our estimates as to prevalence may not be accurate, and the actual prevalence or addressable patient population for some or all of those indications, or any other indication that we elect to pursue, may be significantly smaller than our estimates. In estimating the potential prevalence of indications we are pursuing, or may in the future pursue, including our estimates as to the prevalence of focal onset seizures, bipolar disorder and peripheral neuropathic pain, we apply assumptions to available information that may not prove to be accurate. In each case, there is a range of estimates in the published literature and in marketing studies, which include estimates within the range that are lower than our estimates. The actual number of patients with these disease indications may, however, be significantly lower than we believe. Even if our prevalence estimates are correct, our product candidates may be developed for only a subset of patients with the relevant disease or disorder or our product candidates, if approved, may be indicated for or used by only a subset. In the event the number of patients with the diseases and disorders we are studying is significantly lower than we expect, we may have difficulties in enrolling patients in our clinical trials, which may delay or prevent development of our product candidates. If any of our product candidates are approved and our prevalence estimates with respect to any indication or our other market assumptions are not accurate, the markets for our product candidates for these indications may be smaller than we anticipate, which could limit our revenues and our ability to achieve profitability or to meet our expectations with respect to revenues or profits.

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

In addition, we may rely on other third parties to collect, report and analyze data for our clinical trials. For example, our Phase 2a proof-of-concept clinical trial for RAP-219 in adult patients with drug-resistant focal onset seizures relies on implantation of the RNS system from NeuroPace. NeuroPace is assisting us with clinical trial readiness, including identifying patients for enrollment in our trial, as well as services for the collection, reporting and analysis of patient data collected from the implanted RNS systems throughout the Phase 2a clinical trial. If NeuroPace does not successfully carry out its contractual obligations for any reason, meet expected deadlines, conduct our Phase 2a clinical trial in accordance with applicable law, including regulatory and data privacy requirements, or encounters issues with its RNS system, including issues that raise questions of safety, effectiveness or data integrity, or we are otherwise unable to maintain our relationship with NeuroPace, we would have to redesign and conduct a new clinical trial to evaluate RAP-219 in patients with drug-resistant focal onset seizures and our business, financial condition and prospects would be harmed.

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

Disruptions at the FDA and other federal agencies, including substantial leadership departures, personnel cuts, and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved, which would harm our business. Changes and cuts in FDA staffing have been reported by some in the pharmaceutical industry as resulting in delays in the FDA's responsiveness or in its ability to review product submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all.

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

For example, the Inflation Reduction Act of 2022 (the “IRA”) includes several provisions that will impact our business to varying degrees, including provisions that allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, among others. All of our disclosed product candidates are small molecule drugs and certain of them are being developed in indications that may rely heavily on Medicare reimbursement, such as peripheral neuropathic pain. Accordingly, these new price-negotiation provisions may have a negative impact on our future revenue and profits. The IRA also exempts orphan drugs from price negotiation if they have received only one orphan designation and are approved solely for that rare disease. However, the One Big Beautiful Bill Act of 2025 (“OBBBA”) revised this exemption: now, all orphan drugs—regardless of the number of orphan designations—are exempt from the price negotiation program, so long as the drug’s approved indications are exclusively for the designated rare disease(s). While this revision may broaden the exemption for certain products, its effect on our future pipeline remains uncertain.

Further, the IRA also imposed rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our revenue generated from the sale of any approved products.

The OBBBA also included significant reforms to Medicaid, including an estimated $1 trillion in reduced federal Medicaid spending from 2025 through 2034, the imposition of work requirements for certain adult enrollees, more frequent eligibility redeterminations, and increased cost-sharing for beneficiaries. These changes are expected to reduce overall Medicaid enrollment and access to care. Although the effect on our business is currently unknown, any decrease in the number of insured patients or reimbursement levels for our products could adversely affect our revenue and commercial prospects.

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

As of June 30, 2025, we had 36,497,677 shares of common stock outstanding. Shares of unvested restricted common stock will become available for sale immediately upon the vesting of such shares, as applicable, and the expiration of any applicable market stand-off or lock-up agreements. All shares of common stock sold in our initial public offering or otherwise outstanding as of our initial public offering are able to be sold in the public market. Shares issued upon the exercise of stock options pursuant to future awards that may be granted under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market stand-off and lock-up agreements, and Rule 144 and Rule 701 under the Securities Act of 1933, as amended (the “Securities Act”).

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

We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. Additionally, as of June 30, 2025, 6,227,866 shares of our common stock were reserved for issuance upon exercise of outstanding stock options, vested restricted stock units and performance based stock units. We expect to grant equity awards to employees, directors and consultants under our stock incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.

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

U.S. federal, state, local and foreign tax laws, regulations and administrative guidance are subject to change as a result of the legislative process and review and interpretation by the U.S. Internal Revenue Service, the U.S. Treasury Department and other taxing authorities. For example, the OBBBA was signed into law on July 4, 2025 and made significant changes to U.S. federal tax law. Changes to tax laws (which changes may have retroactive application), including with respect to net operating losses and research and development tax credits, could adversely affect us or holders of our common stock. For example, under Section 174 of the Code, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development performed outside the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. The OBBBA provides that for taxable years beginning after December 31, 2024, expenses that are incurred for research and development performed in the U.S. may, at the taxpayer’s election, be immediately deducted or capitalized and amortized. In addition, the OBBBA provides that for taxable years beginning after December 31, 2021 and before January 1, 2025, certain eligible taxpayers generally may elect to retroactively deduct expenses for research and development performed in the U.S. in such taxable years by filing amended tax returns for such taxable years, and all other taxpayers that are not eligible to make such an election and that amortized expenses for research and development performed in the U.S. in such taxable years generally may elect to accelerate and deduct the remaining unamortized amounts of such research and development expenses (i) in the first taxable year beginning after December 31, 2024, or (ii) ratably over the two-taxable year period beginning with the first taxable year beginning after December 31, 2024. In recent years, many changes to tax laws have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.

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

(c) Issuer Repurchases of Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) Not applicable.

(c) During the quarter ended June 30, 2025, none of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408 of Regulation S-K.

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

10.1*+	Lease Agreement, by and between the Company and Karuna Therapeutics, Inc., dated November 26, 2024, as supplemented by the Commencement Agreement, effective June 3, 2025.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

* Filed herewith.

** Furnished herewith.

+ Certain exhibits and schedules to this agreement have been omitted pursuant to Item 601(a)(5) and (6) of Regulation S-K. The Company will furnish copies of any of the exhibits and schedules to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rapport Therapeutics, Inc.

Date: August 7, 2025	By:	/s/ Abraham N. Ceesay
Abraham N. Ceesay, M.B.A.
Chief Executive Officer and Director

Date: August 7, 2025	By:	/s/ Troy Ignelzi
Troy Ignelzi
Chief Financial Officer
(Principal Financial and Accounting Officer)