Form 10-Q
period 2025-09-30
Rapport Therapeutics, Inc.
filed 2025-11-06
CIK 2012593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 3, 2025, the registrant had 47,661,138 shares of common stock, $0.001 par value per share, outstanding.

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

• the initiation, timing, progress, and results of our research and development programs, preclinical studies and clinical trials, including our ability to resolve the U.S. Food and Drug Administration’s clinical hold on our Phase 2 proof-of-concept trial of RAP-219 for the treatment of diabetic peripheral neuropathic pain;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Rapport Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$251,359	$56,805
Short-term investments	261,667	248,475
Restricted cash	105	105
Prepaid expenses and other current assets	7,528	4,417
Total current assets	520,659	309,802
Property and equipment, net	3,116	3,529
Operating lease right of use asset, net	10,480	1,442
Other assets	1,068	160
Total assets	$535,323	$314,933
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,235	$1,954
Accrued expenses and other current liabilities	8,599	6,076
Operating lease liability	2,482	737
Total current liabilities	14,316	8,767
Operating lease liability, net of current portion	9,390	739
Total liabilities	23,706	9,506
Commitments and contingencies (Note 11)
Stockholders’ equity
Undesignated preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2025 and December 31, 2024, respectively; zero shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized at September 30, 2025 and December 31, 2024; 47,650,216 shares and 36,580,202 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	48	37
Additional paid-in capital	712,889	429,657
Accumulated other comprehensive income (loss)	145	(522)
Accumulated deficit	(201,465)	(123,745)
Total stockholders’ equity	511,617	305,427
Total liabilities and stockholders’ equity	$535,323	$314,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rapport Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Operating expenses
Research and development (1)	$22,279	$15,543	$64,531	$43,736
General and administrative (2)	7,707	6,097	22,059	15,798
Total operating expenses	29,986	21,640	86,590	59,534
Loss from operations	(29,986)	(21,640)	(86,590)	(59,534)
Other income (expense):
Interest income	3,061	4,103	8,870	8,597
Change in fair value of preferred stock tranche right liability	—	—	—	(7,390)
Total other income, net	3,061	4,103	8,870	1,207
Net loss	$(26,925)	$(17,537)	$(77,720)	$(58,327)
Net loss per share attributable to common stockholders, basic and diluted	$(0.71)	$(0.50)	$(2.15)	$(3.66)
Weighted-average common shares outstanding, basic and diluted	37,931,170	34,855,907	36,223,887	15,925,777
Comprehensive loss:
Net loss	$(26,925)	$(17,537)	$(77,720)	$(58,327)
Change in unrealized gains on investments, net of tax	221	583	667	396
Total other comprehensive income (loss)	221	583	667	396
Comprehensive loss	$(26,704)	$(16,954)	$(77,053)	$(57,931)

(1)
Includes related party amounts of zero for each of the three months ended September 30, 2025 and 2024, and zero and less than $0.1 million for the nine months ended September 30, 2025 and 2024, respectively (see Note 10).
(2)
Includes related party amounts of zero for each of the three months ended September 30, 2025 and 2024, and zero and $0.1 million for the nine months ended September 30, 2025 and 2024, respectively (see Note 10).

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rapport Therapeutics, Inc.

Condensed Consolidated Statement of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

For the nine months ended September 30. 2025
	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Stockholders’ Equity
Balance at December 31, 2024	—	$—	—	$—	36,580,202	$37	$429,657	$(522)	$(123,745)	$305,427
Stock-based compensation expense	—	—	—	—	—	—	4,040	—	—	4,040
Issuance of common stock upon exercise of stock options	—	—	—	—	3,240	—	6	—	—	6
Repurchase of unvested restricted common stock	—	—	—	—	(86,008)	—	(1)	—	—	(1)
Net loss	—	—	—	—	—	—	—	—	(24,063)	(24,063)
Change in unrealized gain (loss) on investments, net of tax	—	—	—	—	—	—	—	427	—	427
Balance at March 31, 2025	—	$—	—	$—	36,497,434	$37	$433,702	$(95)	$(147,808)	$285,836
Stock-based compensation expense	—	—	—	—	—	—	4,389	—	—	4,389
Issuance of common stock upon exercise of stock options	—	—	—	—	243	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(26,732)	(26,732)
Change in unrealized gain (loss) on investments, net of tax	—	—	—	—	—	—	—	19	—	19
Balance at June 30, 2025	—	$—	—	$—	36,497,677	$37	$438,091	$(76)	$(174,540)	$263,512
Issuance of common stock from underwritten public offering, net of issuance costs of $18,061	—	—	—	—	11,057,692	11	269,428	—		269,439
Stock-based compensation expense	—	—	—	—	—	—	4,735	—		4,735
Issuance of common stock upon exercise of stock options	—	—	—	—	94,847	—	635	—		635
Net loss	—	—	—	—	—	—	—	—	(26,925)	(26,925)
Change in unrealized gain (loss) on investments, net of tax	—	—	—	—	—	—	—	221		221
Balance at September 30, 2025	—	$—	—	$—	47,650,216	$48	$712,889	$145	$(201,465)	$511,617

Rapport Therapeutics, Inc.

Condensed Consolidated Statement of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

For the nine months ended September 30. 2024
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

Rapport Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(77,720)	$(58,327)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	752	579
Net (accretion) and amortization of investments in marketable securities	(324)	(3,771)
Change in fair value of preferred stock tranche right liability	—	7,390
Non-cash lease expense	1,461	477
Stock-based compensation expense	13,164	7,027
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,610)	(1,842)
Other assets	(910)	51
Accounts payable	1,037	(994)
Accrued expenses and other current liabilities	2,480	(477)
Operating lease liabilities	(102)	(495)
Net cash used in operating activities	(62,772)	(50,382)
Cash flows from investing activities
Purchases of short-term investments	(157,713)	(292,973)
Maturities of short-term investments	145,011	93,081
Purchases of property and equipment	(447)	(2,179)
Net cash used in investing activities	(13,149)	(202,071)
Cash flows from financing activities
Proceeds from initial public offering and concurrent private placement, net of underwriter discounts and commissions and deferred offering costs	—	157,705
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs paid	—	63,913
Proceeds from underwritten public offering, net of underwriter discounts and commissions and deferred offering costs	269,834	—
Proceeds from exercise of stock options	642	—
Repurchase of unvested restricted common stock	(1)	—
Net cash provided by financing activities	270,475	221,618
Net (decrease) increase in cash, cash equivalents, and restricted cash	194,554	(30,835)
Cash, cash equivalents, and restricted cash at beginning of period	56,910	70,254
Cash, cash equivalents, and restricted cash at end of period	$251,464	$39,419
Supplemental cash flow information:
Supplemental disclosure for noncash investing and financing activities:
Settlement of Series B preferred stock tranche right liability	$—	$11,590
Conversion of Series A convertible preferred stock into common stock upon closing of initial public offering	$—	$89,487
Conversion of Series B convertible preferred stock into common stock upon closing of initial public offering	$—	$145,252
Right-of-use assets obtained in exchange for operating lease liabilities	$10,499	$—
Offering costs included in accounts payable and accrued expenses at period end	$394	$—
Purchases of property and equipment included in accounts payable and accrued expenses at period end	$65	$17
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$251,359	$39,314
Restricted cash	$105	$105
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$251,464	$39,419

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

Liquidity

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since its inception, including net losses of $77.7 million and $78.3 million for the nine months ended September 30, 2025 and for the year ended December 31, 2024, respectively. As of September 30, 2025, the Company had an accumulated deficit of $201.5 million. The Company had cash and cash equivalents and short-term investments, excluding restricted cash, of $513.0 million as of September 30, 2025.

In June 2024, the Company completed its initial public offering (“IPO”) and concurrent private placement of its common stock which resulted in net proceeds of $157.6 million.

In September 2025, the Company completed an underwritten follow-on public offering of its common stock which resulted in net proceeds of $269.4 million (the “September 2025 Offering”).

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

The condensed consolidated interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of September 30, 2025 and the results of operations for the three and nine months ended September 30, 2025 and 2024. The condensed consolidated balance sheet as of December 31, 2024 was derived from audited annual financial statements but does not include all disclosures required by GAAP. The results of operations for the interim periods are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period.

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

Restricted cash

Restricted cash as of September 30, 2025 and December 31, 2024 was restricted as cash collateral for the Company’s business credit card program.

Short-term investments

The Company’s short-term investments consist of investments in debt securities, including U.S. Treasury bills, government securities, and U.S. agency securities with remaining maturities beyond three months at the date of purchase that are available to be converted into cash to fund its current operations. As of September 30, 2025 and December 31, 2024, all of the Company’s debt securities were classified as available-for-sale and were carried at fair market value (see Note 3). The unrealized gains and losses on the Company’s available-for-sale debt securities are recorded in other comprehensive income (loss) in the condensed consolidated statements of operations and comprehensive loss.

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

If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the investment security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any unrealized loss that has not been recorded through an allowance for credit loss is recognized in other comprehensive income (loss). As of September 30, 2025 and December 31, 2024, there was no allowance for credit losses recorded on the Company’s condensed consolidated balance sheet.

The Company’s interest income consists of interest earned from cash, cash equivalents, and short-term investments.

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, these costs are recorded as a reduction of the proceeds from the offering, either as a reduction of the carrying value of the convertible preferred stock or in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. Should the in-process equity financing be abandoned, the deferred offering costs would be expensed immediately as a charge to operating expenses in the condensed consolidated statements of operations and comprehensive loss. Upon closing of the Company’s IPO in June 2024, there were $4.6 million of deferred offering costs included in the $16.8 million issuance costs classified to stockholders equity (deficit) and recorded against the proceeds from the offering. Upon the closing of the September 2025 Offering, there were $0.8 million of deferred offering costs included in the $18.1 million of issuance costs classified to stockholders equity (deficit) and recorded against the proceeds from the offering. As of September 30, 2025 and December 31, 2024, the Company recorded deferred offering costs of zero on its condensed consolidated balance sheet.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. As per the statements of operations and comprehensive loss, comprehensive loss is partially offset by unrealized gains on short-term investments for the three and nine months ended September 30, 2025 and 2024.

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

3. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

	Fair Value Measurements at
	September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$219,158	$—	$—	$219,158
Short-term investments:
U.S. Treasury bills	—	5,983	—	5,983
Government securities	—	160,357	—	160,357
Government agency securities	—	95,327	—	95,327
	$219,158	$261,667	$—	$480,825

	Fair Value Measurements at
	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$9,432	$—	$—	$9,432
Short-term investments:
U.S. Treasury bills	—	28,723	—	28,723
Government securities	—	136,514	—	136,514
Government agency securities	—	83,238	—	83,238
	$9,432	$248,475	$—	$257,907

Money market funds are highly liquid and actively traded marketable securities that generally transact at a stable $1.00 net asset value representing its estimated fair value. During the three and nine months ended September 30, 2025 and the year ended December 31, 2024, there were no transfers between Level 1, Level 2 and Level 3.

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

The underlying securities held in the money market funds held by the Company are all government backed securities.

Short-term investments consisted of the following (in thousands):

	September 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments:
U.S. Treasury bills	$5,982	$1	$—	$5,983
Government securities	160,228	129	—	160,357
Government agency securities	95,312	15	—	95,327
	$261,522	$145	$—	$261,667

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments:
U.S. Treasury bills	$28,694	$30	$—	$28,724
Government securities	136,829	—	(316)	136,513
Government agency securities	83,474	—	(236)	83,238
	$248,997	$30	$(552)	$248,475

The contractual maturities of the Company’s short-term investments in available-for-sale debt securities held were as follows (in thousands):

	September 30,	December 31,
	2025	2024
Due within one year	$118,352	$117,761
Due between one and two years	143,315	130,714
	$261,667	$248,475

As of September 30, 2025, all investments in an unrealized loss position were in this position for less than 12 months. The Company evaluated its securities for potential other-than-temporary impairment and considered the decline in market value to be primarily attributable to current economic and market conditions. Additionally, the Company does not intend to sell the securities in an unrealized loss position and does not expect it will be required to sell the securities before recovery of the unamortized cost basis. Given the Company’s intent and ability to hold such securities until recovery, and the lack of a significant change in credit risk for these investments, the Company does not consider these investments to be impaired as of September 30, 2025. The Company did not recognize any credit losses during the three and nine months ended September 30, 2025.

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

Series B Preferred Stock Tranche Right Liability

The following tables provide a roll-forward of the aggregate fair value of the Company’s Series B preferred stock tranche right liability during the nine months ended September 30, 2024, for which fair value is determined using Level 3 inputs (in thousands):

Series B Preferred Stock Tranche Right Liability
Balance as of December 31, 2023	$4,200
Change in fair value of Series B preferred stock tranche right liability	7,390
Settlement of Series B preferred stock tranche right liability upon waiver of milestone	(11,590)
Balance as of September 30, 2024	$—

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Lab equipment	$4,401	$3,716
Computer equipment	92	67
Leasehold improvements	281	281
Construction in process	60	430
Total property and equipment	4,834	4,494
Less: Accumulated depreciation	(1,718)	(965)
	$3,116	$3,529

Depreciation expense of property and equipment for the nine months ended September 30, 2025 and 2024 was $0.8 and $0.6 million, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Research and development	$2,216	$1,664
Professional fees	1,244	235
Employee related	5,035	3,708
Accrued other	104	469
	$8,599	$6,076

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

The Company shall not declare, pay or set aside any dividends on common shares of the Company unless the holders of convertible preferred stock then outstanding first received, or simultaneously received, the Preferred Dividend on each outstanding convertible preferred stock and a dividend on each outstanding convertible preferred stock in an amount at least equal to the product of (1) the dividend payable on each share of such class or series determined, as if all shares of such class or series had been converted into common stock and (2) the number of shares of common stock issuable upon conversion of a share of such series of convertible preferred stock, in each case calculated on the record date for determination of the holders entitled to receive such dividend. As of both September 30, 2025 and December 31, 2024, no cash dividends have been declared or paid.

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

7. Common Stock

The voting, dividend and liquidation rights of the holders of the Company’s common stock were subject to and qualified by the rights, powers and preferences of the holders of the convertible preferred stock set forth above. Each share of common stock entitles the holder to one vote, together with the holders of the convertible preferred stock, on all matters submitted to the stockholders for a vote. The holders of common stock are entitled to receive dividends, if any, as declared by the Company’s board of directors, subject to the preferential dividend rights of convertible preferred stock. As of September 30, 2025 and December 31, 2024, no dividends have been declared or paid.

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

In July 2025, the Company filed a registration statement on Form S-3 (the “Registration Statement”) with the U.S. Securities and Exchange Commission (the “SEC”) covering the offering of up to $400.0 million in common stock, preferred stock, debt securities, warrants and/or units. Concurrent with the filing of the Registration Statement, the Company entered into a common stock sales agreement, dated July 1, 2025, by and between the Company and Leerink Partners LLC and Cantor Fitzgerald & Co., acting as sales agents (the “Sales Agreement”), which established an at-the-market offering program pursuant to which the Company may offer and sell shares of its common stock from time to time (the “ATM Program”). In connection with the ATM Program, the Company also filed a prospectus with the Registration Statement for the offer and sale of up to $150.0 million of shares of common stock from time to time through the sales agents (the “ATM Prospectus”). Effective September 8, 2025, the Company terminated the ATM Prospectus, and as a result, will not make any sales of common stock pursuant to the Sales Agreement, unless and until a new prospectus supplement or a new registration statement is filed. The Sales Agreement remains in full force and effect. As of September 8, 2025, the Company had not issued and sold any shares of common stock under the Sales Agreement.

In September 2025, the Company completed an underwritten public offering of 11,057,692 shares of common stock (inclusive of 1,442,307 shares of common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares) at a public offering price of $26.00 per share (the “September 2025 Offering”) pursuant to an effective shelf registration statement (File No. 333-288444) and a related prospectus supplement filed with the SEC. The net proceeds from the September 2025 Offering were approximately $269.4 million, after deducting underwriter discounts, commissions, and other offering costs of $18.1 million.

As of December 31, 2024, the Company had reserved 6,852,229 shares of common stock, of which 2,713,368 shares were reserved for issuance under the 2022 Plan, 3,814,618 shares under the 2024 Stock Option and Grant Plan (the “2024 Plan”) and 324,243 shares under the 2024 Employee Stock Purchase Plan (the “2024 ESPP”). As of September 30, 2025, the Company had reserved 9,001,319 shares of common stock, of which 2,585,844 shares were reserved for issuance under the 2022 Plan, 5,725,430 shares under the 2024 Stock Option and Grant Plan (the “2024 Plan”) and 690,045 shares under the 2024 Employee Stock Purchase Plan (the “2024 ESPP”) (see Note 8).

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

2024 Plan

In May 2024, the Company’s board of directors adopted, and its stockholders approved, the 2024 Plan, which became effective in June 2024. The 2024 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors, and consultants. The 2024 plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares initially reserved for issuance under the 2024 Plan was 3,814,618 shares. In addition, the number of shares reserved and available for issuance under the 2024 Plan will automatically increase on each January 1, by five percent of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the compensation committee. On January 1, 2025, the annual increase resulted in an additional 1,829,010 shares being added to the 2024 Plan. As of September 30, 2025, there have been 98,652 stock-based awards cancelled under the 2022 Plan from which the underlying shares were added to the shares reserved under the 2024 Plan. As of September 30, 2025, the Company had 1,905,115 shares remaining available for future grants.

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

No shares were issued during the three and nine months ended September 30, 2025 relating to the 2024 ESPP.

Stock Options

The Company has granted stock options with service-based vesting conditions. Stock options generally vest over four years and have a maximum term of ten years. The Company typically grants stock options to employees and non-employees at exercise prices deemed by the Board to be equal to the fair value of the common stock at the time of grant. The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2025:

	Number of Shares	Weighted- Average Exercise Price per share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2024	4,189,746	$10.02	9.19	$34,324
Granted	2,395,620	14.89
Exercised	(98,330)	6.53
Forfeited	(190,364)	12.40
Expired	—	—
Options outstanding at September 30, 2025	6,296,672	$11.86	8.80	$112,361
Options vested and exercisable at September 30, 2025	1,730,423	9.29	8.41	35,320
Options vested and expected to vest at September 30, 2025	6,296,672	$11.86	8.80	$112,361

The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2025 and 2024 was $10.88 and $10.78 per share, respectively. As of September 30, 2025, there was $45.2 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a remaining weighted average period of 2.7 years.

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

The following table summarizes the Company’s service-based RSA grant activity for the nine months ended September 30, 2025:

	RSAs	Weighted- Average Grant Date Fair Value
Unvested shares at December 31, 2024	976,596	$3.69
Granted	—	—
Vested	(387,569)	3.55
Forfeited	(44,792)	2.92
Unvested shares at September 30, 2025	544,235	$3.86

The aggregate intrinsic fair value of service-based RSAs that vested during the nine months ended September 30, 2025 and 2024, was $4.4 million and $7.1 million, respectively. As of September 30, 2025, there was $2.0 million of total unrecognized compensation cost related to unvested service-based RSAs, which is expected to be recognized over a remaining weighted average period of 1.4 years.

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

The following table summarizes the Company’s performance-based RSA grant activity for the nine months ended September 30, 2025:

	RSAs	Weighted- Average Grant Date Fair Value
Unvested shares at December 31, 2024	444,235	$3.63
Granted	—	—
Vested	(144,406)	3.67
Forfeited	(41,216)	2.92
Unvested shares at September 30, 2025	258,613	$3.72

The aggregate intrinsic fair value of performance-based RSAs that vested during the nine months ended September 30, 2025 and 2024 was $2.0 million and $2.3 million, respectively. As of September 30, 2025, there was $0.2 million of total unrecognized compensation cost related to unvested performance-based restricted common stock, which is expected to be recognized over a remaining weighted average period of 0.9 years.

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

The grant-date fair value of the RSUs granted in March were $7.15 per share. As of September 30, 2025, the unrecognized compensation expenses associated with the RSUs were immaterial. The Company did not award any RSUs prior to March 2025.

Performance-Based Restricted Stock Units (“PSUs”)

In December 2024, the Company granted 95,500 performance-based restricted stock units (“PSUs”) to certain employees. Each PSU represents a right to receive one share of the Company’s Common Stock when it becomes vested. The PSUs will vest in two equal tranches over two performance periods starting on the grant date and ending, respectively, on December 31, 2025, and December 31, 2026, subject to the satisfaction of both service and performance conditions specifically defined for each performance period and each PSU award. The performance conditions are related to the achievement of certain program milestones in the Company’s drug discovery and development process. As of September 30, 2025, the Company has not recognized any compensation expenses for the PSUs because none of the performance conditions were considered probable of being met.

There were no PSUs granted in the nine months ended September 30, 2025 and 2024. As of both September 30, 2025 and December 31, 2024, the unrecognized compensation expenses associated with the PSUs were $2.1 million.

Stock-Based Compensation

The Company recorded stock-based compensation expense for stock options of $4.2 million and $2.5 million in the three months ended September 30, 2025 and 2024, respectively, and $11.4 million and $5.0 million in the nine months ended September 30, 2025 and 2024, respectively. The Company recorded stock-based compensation expense for RSAs of $0.5 million and $0.7 million in the three months ended September 30, 2025 and 2024, respectively, and $1.7 million and $2.1 million in the nine months ended September 30, 2025 and 2024, respectively. The following table below summarizes the classification of the Company’s stock-based compensation expense related to stock options and restricted common stock awards in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
General and Administrative	$3,037	$1,990	$8,536	$4,110
Research and Development	1,698	1,192	4,628	2,917
	$4,735	$3,182	$13,164	$7,027

9. Leases

Operating Lease

In June 2023, the Company entered into a lease in Boston, Massachusetts commencing August 31, 2023 with an initial term of 40 months. The monthly lease payments are $66 thousand for the first 12 months, with 2% escalation each year. In conjunction with the lease, the Company paid a security deposit of $0.1 million that is recorded on the Company’s condensed consolidated balance sheet in other assets as of September 30, 2025.

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

In November 2024, the Company entered into a sublease for a new corporate headquarters space in Boston, Massachusetts for 15,275 square feet of office space. The lease commenced June 1, 2025 with a lease term of 6.5 years with no option to extend for an additional term. The lease provides for annual base rent for the premise of approximately $0.8 million for the first year of the lease. Thereafter, the annual base rent will increase at an adjustment of 2.0% each year until the end of the term. The Company is also obligated to pay the landlord certain fees, taxes, and operating expenses, subject to certain exclusions. In conjunction with the lease commencement, the Company paid a security deposit of $0.4 million that is recorded on the Company’s condensed consolidated balance sheet in other assets as of September 30, 2025.

10. Related Party Transactions

Janssen

Janssen Pharmaceutical NV (“Janssen”) is a related party to a founding investor in the Company, Johnson & Johnson Innovation—JJDC, Inc., as both entities are direct subsidiaries of Johnson & Johnson, Inc. For the nine months ended September 30, 2025 and 2024, the Company incurred costs of zero and $69 thousand, respectively, which was recognized as research and development expense in the condensed consolidated statement of operations and comprehensive loss, to Janssen for the use of lab space in California. As of September 30, 2025 and December 31, 2024, there were no related party transactions in accounts payable or accrued expenses.

Third Rock Ventures

Third Rock Ventures LLC (“Third Rock”) is a founding investor in the Company. For the nine months ended September 30, 2025 and 2024, the Company incurred costs of zero and $0.1 million, respectively, which was recognized as general and administrative expense in the condensed consolidated statement of operations and comprehensive loss to Third Rock primarily for management consulting and other various start-up support activities. As of both September 30, 2025 and December 31, 2024, there were no accounts payable and accrued expenses related to Third Rock.

11. Commitments and Contingencies

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scopes and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with the board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2025 and December 31, 2024.

Legal Proceedings

From time to time, the Company may become involved in legal proceedings or other litigation relating to claims arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and estimated exposure amount. Legal fees and other costs associated with such proceedings are expensed as incurred. As of September 30, 2025 and December 31, 2024, the Company was not a party to any material legal proceedings or claims.

NeuroPace Master Services Agreement and Statement of Work

In November 2023, the Company entered into a master services agreement (the “NeuroPace Agreement”) with NeuroPace Inc. (“NeuroPace”), the manufacturer and distributor of the RNS system. Pursuant to the NeuroPace Agreement and in accordance with statement of work agreements entered into from time to time, NeuroPace provides the Company with certain services with respect to data from the RNS systems used in the Company’s clinical trials of RAP-219 in drug-resistant focal onset seizures. The NeuroPace Agreement also grants the Company a royalty-free, worldwide, exclusive, non-transferable license to all data collected by the RNS systems in its RAP-219 clinical trials in drug-resistant focal onset seizures and the outcomes of algorithms that are applied to such data, as well as the ability to publish the outcomes of algorithms, subject to certain conditions. The consideration the Company will pay to NeuroPace for such services is set out in each statement of work agreement.

Concurrently with the execution of the NeuroPace Agreement, the parties also entered into an initial statement of work, as amended in March 2024, and a second SOW in July 2025 (collectively, the “NeuroPace SOWs”) under the NeuroPace Agreement, pursuant to which NeuroPace agreed to provide services related to the RAP-219 Phase 2a clinical trial and planned open-label long term safety trial in RAP-219 for focal onset seizures, including, among other things, clinical trial readiness support, identification of potential patients satisfying the enrollment criteria and RNS system data reporting and data analysis. Pursuant to the payment schedule set out in the NeuroPace SOWs, the Company will pay NeuroPace an aggregate of up to $5.3 million over a period of approximately four years in connection with NeuroPace’s provision of services and achievement of certain patient enrollment and deliverable milestones. The Company has incurred cumulative expenses of $3.4 million on both NeuroPace SOWs through September 30, 2025.

12. Segment

The Company is currently developing medicines for patients with neurological or psychiatric disorders in the United States. The Company does not have any revenue generating products, and revenue will not be generated from any other current or future product candidates until regulatory approval is obtained and products are commercialized.

For three and nine months ended September 30, 2025 and 2024, the Company had identified one operating and reportable segment. The Company defines its operating segments based on internally reported financial information that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) to analyze financial performance, make decisions, and allocate resources. The Company’s Chief Executive Officer is the CODM.

The CODM reviews the segment’s profit or loss based on net (loss) income reported on the condensed consolidated statement of operations and comprehensive (loss) income and considers forecast-to-actuals variances on a quarterly basis for expenses that are deemed significant. Further, the CODM reviews the segment’s assets based on total assets reported on the condensed consolidated balance sheet. In addition, the CODM is regularly provided information on total cash, which is inclusive of cash, cash equivalents and short-term investments, as a measure of segment assets. As of September 30, 2025, the Company’s cash, cash equivalents and short-term investments were $513.0 million. All long-lived assets are held in the United States.

The Company’s CODM views specific categories within research and development expenses and general and administrative expenses as significant given the direct correlation between cash burn and profitability as a pre-revenue company. The following table reconciles reported revenues to net (loss) income under the significant expense principle for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Research and Development Expenses:
RAP-219 program external expenses	$8,733	$5,589	$26,381	$14,336
Preclinical programs external expenses	4,474	3,720	12,442	13,302
R&D personnel-related costs (including stock-based compensation)	7,381	5,427	20,833	14,034
Other costs	1,691	807	4,875	2,064
General and Administrative Expenses:
G&A personnel-related costs (including stock-based compensation)	5,487	4,103	15,491	9,936
Professional and consulting costs	1,322	1,146	3,906	4,119
Facility related and other	898	848	2,662	1,743
Loss from operations	$(29,986)	$(21,640)	$(86,590)	$(59,534)
Interest income	3,061	4,103	8,870	8,597
Change in fair value of preferred stock tranche right liability	—	—	—	(7,390)
Net loss	$(26,925)	$(17,537)	$(77,720)	$(58,327)

Accordingly, the Company consists of a single operating and reportable segment and the condensed consolidated financial statements and notes thereto are presented as a single reportable segment.

13. Net Loss per Share

Basic and diluted net loss per common share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(26,925)	$(17,537)	$(77,720)	$(58,327)
Denominator:
Weighted average common shares outstanding, basic and diluted	37,931,170	34,855,907	36,223,887	15,925,777
Net loss per share attributable to common stockholders, basic and diluted	$(0.71)	$(0.50)	$(2.15)	$(3.66)

For purposes of this calculation, the Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share available to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of September 30,
	2025	2024
Options to purchase common stock	6,296,672	3,998,325
Unvested performance-based restricted stock units	95,500	—
Unvested restricted stock units	13,987	—
Unvested restricted common stock—service based	544,235	1,115,054
Unvested restricted common stock—performance based	258,613	495,491

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

A total of four Phase 1 trials in RAP-219 have been conducted to date in healthy adult volunteers: a single ascending dose (“SAD”) trial; a multiple ascending dose (“MAD”) trial; a second MAD trial (“MAD-2”), to assess dosing regimens that may accelerate time to reach therapeutic exposure; and a human positron emission tomography (“PET”) trial, which utilized a companion PET radiotracer to confirm brain target receptor occupancy and brain region specificity across a range of dosing and exposure levels. In January 2025, we announced results from our PET and MAD-2 trials of RAP-219. Data demonstrated that neuroanatomical specificity can be achieved through RAP-219’s selective targeting of TARPγ8. In Cohort 1 of the human PET trial, which used the dosing regimen utilized in our Phase 2a trial in patients with drug-resistant focal onset seizures, RAP-219 achieved target receptor occupancy associated with maximal seizure protection in preclinical models within five days and was generally well tolerated, which supported the use of such dosing regimen in the Phase 2a trial in drug-resistant focal onset seizures.

In September 2025, we announced positive topline results from our Phase 2a proof-of-concept trial of RAP-219 in adult patients with drug-resistant focal onset seizures. The trial met its primary and secondary endpoints. The trial demonstrated a statistically significant reduction in long episodes – an objective electrographic biomarker for clinical seizure reduction – compared with baseline over the 8-week treatment period. In the trial, RAP-219 also demonstrated a statistically significant and clinically meaningful reduction in clinical seizures compared with baseline. RAP-219 was generally well tolerated. We expect to present additional efficacy analyses later in 2025, as well as 8-week follow-up results in 2026. By the end of 2025, we plan to initiate an open-label long term safety trial to allow patients enrolled in our Phase 2a focal onset seizure trial to resume taking RAP-219. Preliminary results of the trial are expected in the second half of 2026. We plan to hold an end-of-Phase 2 meeting with the U.S. Food and Drug Administration (“FDA”) in the fourth quarter of 2025, and move into two Phase 3 trials, with initiation expected in the third quarter of 2026.

We believe RAP-219 also has therapeutic potential in bipolar disorder and our Phase 2 proof-of-concept trial in bipolar mania is currently enrolling patients, with topline results expected in the first half of 2027. We also believe RAP-219 has therapeutic potential in peripheral neuropathic pain. We were notified in the fourth quarter of 2024 by the U.S. FDA that the Investigational New Drug (“IND”) submitted for the initiation of a Phase 2 proof-of-concept trial of RAP-219 for the treatment of diabetic peripheral neuropathic pain (“DPNP”) was placed on clinical hold. The FDA requested additional information and amendments specific to the protocol design. The clinical hold is specific to the IND for DPNP and has not impacted our Phase 2a trial in drug-resistant focal onset seizures or our Phase 2 proof-of-concept trial in bipolar mania. Next steps for the program are expected to be determined in the first quarter of 2026.

Additionally, we continue to develop a long-acting injectable (“LAI”) formulation of RAP-219. We believe an LAI formulation has the potential to improve patient adherence and expand the potential clinical utility across all of the RAP-219 indications.

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

In July 2025, we filed a registration statement on Form S-3 (File No. 333-288444) (the “Registration Statement”) with the U.S. Securities and Exchange Commission (the “SEC”) pursuant to which we may issue up to $400.0 million in shares of our common stock, preferred stock, debt securities, warrants and/or units. As market conditions permit, we may offer and sell securities under the Registration Statement in order to fund our operations or provide additional liquidity. Concurrent with the filing of the Registration Statement, we entered into a common stock sales agreement, dated July 1, 2025, by and between the Company and Leerink Partners LLC and Cantor Fitzgerald & Co., acting as sales agents (the “Sales Agreement”), which established an at-the-market offering program pursuant to which we may offer and sell shares of our common stock from time to time (the “ATM Program”). In connection with the ATM Program, we also filed a prospectus with the Registration Statement for the offer and sale of up to $150.0 million of shares of common stock from time to time through the sales agents (the “ATM Prospectus”). Effective September 8, 2025, we terminated the ATM Prospectus, and as a result, we will not make any sales of common stock pursuant to the Sales Agreement, unless and until a new prospectus supplement or a new registration statement is filed. The Sales Agreement remains in full force and effect. As of September 8, 2025, we had not issued and sold any shares of common stock under the Sales Agreement.

In September 2025, we completed an underwritten public offering of 11,057,692 shares of common stock (inclusive of 1,442,307 shares of common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares) at a public offering price of $26.00 per share (the “September 2025 Offering”) pursuant to the Registration Statement and a related prospectus supplement filed with the SEC. The net proceeds from the September 2025 Offering were approximately $269.4 million, after deducting underwriter discounts, commissions, and other offering costs of $18.1 million. To date, we have funded our operations primarily with proceeds from the issuance and sale of our common stock, convertible notes and convertible preferred stock. As of September 30, 2025, we had raised aggregate gross proceeds of $711.9 million from these financings, and had cash, cash equivalents and short-term investments of $513.0 million, excluding our restricted cash.

We have incurred significant operating losses in each year since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of any product candidates we may develop. Our net losses were $26.9 million and $17.5 million for the three months ended September 30, 2025 and 2024, respectively, and $77.7 million and $58.3 million for the nine months ended September 30, 2025 and 2024, respectively. As of

September 30, 2025, we had an accumulated deficit of $201.5 million. We expect our expenses and operating losses will increase substantially as we:

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

We believe that our existing cash and cash equivalents, and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2029. See the sections titled “—Liquidity and Capital Resources” and “Risk Factors—Risks Related to Our Limited Operating History, Financial Condition and Need for Additional Capital” included elsewhere in this Quarterly Report.

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

NeuroPace Master Services Agreement and Statement of Work

In November 2023, we entered into a master services agreement (the “NeuroPace Agreement”) with NeuroPace Inc. (“NeuroPace”), the manufacturer and distributor of the responsive neurostimulation (“RNS”) system. Pursuant to the NeuroPace Agreement and in accordance with statement of work agreements entered into from time to time, NeuroPace provides us with certain services with respect to data from the RNS systems used in our clinical trials. The NeuroPace Agreement also grants us a royalty-free, worldwide, exclusive, non-transferable license to all data collected by the RNS systems in our RAP-219 clinical trials in drug-resistant focal onset seizures and the outcomes of algorithms that are applied to such data, as well as the ability to publish the outcomes of algorithms, subject to certain conditions. The consideration we will pay to NeuroPace for such services is set out in each statement of work agreement.

Concurrently with the execution of the NeuroPace Agreement, the parties also entered into an initial statement of work, as amended in March 2024, and a second SOW in July 2025 (collectively, the “NeuroPace SOWs”) under the NeuroPace Agreement, pursuant to which NeuroPace agreed to provide services related to our RAP-219 Phase 2a clinical trial and planned open-label long term safety trial in RAP-219 for focal onset seizures, including, among other things, clinical trial readiness support, identification of potential patients satisfying the enrollment criteria and RNS system data reporting and data analysis. Pursuant to the payment schedule set out in the NeuroPace SOWs, the Company will pay NeuroPace an aggregate of up to $5.3 million over a period of approximately four years in connection with NeuroPace’s provision of services and achievement of certain patient enrollment and deliverable milestones.

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

Income Taxes

For the three and nine months ended September 30, 2025 and 2024, we recorded no income tax provision. As of September 30, 2025 and December 31, 2024, we recorded a full valuation allowance of our net deferred tax assets, as we believed it was more likely than not we would not be able to utilize our deferred tax assets prior to their expiration.

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each year or for our research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating losses (“NOLs”), carryforwards and tax credits will be not realized. As of December 31, 2024, we had federal NOL carryforwards of approximately $13.7 million and state NOL carryforwards of approximately $12.0 million, respectively. Federal losses have an indefinite carryforward period, but can only offset 80% of federal taxable income in a given year. Losses for state purposes begin to expire in 2043. As of December 31, 2024, we also had federal and state tax research and development credit carryforwards of approximately $3.8 million and $1.6 million, respectively, to offset future tax liabilities, which begin to expire in 2042 and 2037, respectively. We have recorded a full valuation allowance against our net deferred tax assets at December 31, 2024. As of December 31, 2024, we had no unrecognized tax benefits. During the nine months ended September 30, 2025, we utilized $0.5 million of research and development tax credits as a reduction of payroll expenses to offset our payroll tax expenses.

On July 4, 2025, new U.S tax legislation was signed into law (known as the “One Big Beautiful Bill Act” or “OBBBA”) which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026. The impacts of OBBBA are not expected to be material to the 2025 consolidated balance sheet or statements of operations and comprehensive loss.

Results of Operations

Comparison of the three months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024:

	For the three months ended September 30,
	2025	2024	Change
	(in thousands)
Operating expenses
Research and development	$22,279	$15,543	$6,736
General and administrative	7,707	6,097	1,610
Total operating expenses	29,986	21,640	8,346
Loss from operations	(29,986)	(21,640)	(8,346)
Other income:
Interest income	3,061	4,103	(1,042)
Total other income	3,061	4,103	(1,042)
Net loss	$(26,925)	$(17,537)	$(9,388)

Operating Expenses

Research and Development Expenses

	For the three months ended September 30,
	2025	2024	Change
	(in thousands)
Direct external program expenses:
RAP-219 program	$8,733	$5,589	$3,144
Preclinical programs	4,474	3,720	754
Internal and unallocated expenses:
Personnel-related costs (including stock-based compensation)	7,381	5,427	1,954
Other costs	1,691	807	884
Total research and development expenses	$22,279	$15,543	$6,736

Research and development expenses were $22.3 million for the three months ended September 30, 2025, as compared to $15.5 million for the three months ended September 30, 2024. The increase of $6.7 million consisted of the following:

•
a $3.1 million increase in RAP-219 program costs, which consisted of an increase of $3.3 million in clinical trial costs primarily driven by costs for our Phase 2a trial and open-label long term safety trial in drug-resistant focal onset seizures, costs for our Phase 2 proof-of-concept trial in bipolar mania, and a $0.3 million increase in contract manufacturing costs related to the production of materials to support our clinical trials, partially offset by a $0.5 million decrease in preclinical toxicology studies related to long-term toxicology work;

•
a $2.0 million increase in personnel-related costs due to an increase in headcount, which consisted primarily of salaries, bonuses, and other compensation-related costs of $1.5 million, and stock-based compensation of $0.5 million;
•
a $0.9 million increase in other costs, consisting of research and development facilities, information technology, and depreciation expense related to increased headcount and continued expansion of our Boston and San Diego sites; and
•
a $0.8 million increase in preclinical program costs, which consisted primarily of a $0.4 million increase in toxicology and animal studies related to our discovery programs, a $0.2 million increase in external chemistry efforts, and a $0.1 million increase in contract manufacturing costs related to the production of materials for use in our preclinical studies.

General and Administrative Expenses

	For the three months ended September 30,
	2025	2024	Change
	(in thousands)
Personnel-related (including stock-based compensation)	$5,487	$4,103	$1,384
Professional and consulting costs	1,322	1,146	176
Facility related and other	898	848	50
Total general and administrative expense	$7,707	$6,097	$1,610

General and administrative expenses were $7.7 million for the three months ended September 30, 2025, as compared to $6.1 million for the three months ended September 30, 2024. The increase of $1.6 million consisted of the following:

•
a $1.4 million increase in workforce expense due to an increase in headcount, consisting primarily of salaries, bonuses, and other compensation-related costs of $0.4 million and stock-based compensation of $1.0 million; and
•
a $0.2 million increase in professional and consulting costs primarily associated with the September 2025 Offering and the ATM Program.

Other Income (Expense)

	For the three months ended September 30,
	2025	2024	Change
	(in thousands)
Other income:
Interest income	$3,061	$4,103	$(1,042)
Total other income	$3,061	$4,103	$(1,042)

Other income was $3.1 million for the three months ended September 30, 2025, as compared to $4.1 million for the three months ended September 30, 2024. The decrease in interest income was due to the decreased cash, cash equivalent and short-term investments balances for most of the three months ended September 30, 2025 due to continued spend on operations.

Income Taxes

For each of the three months ended September 30, 2025 and 2024, we recorded an income tax provision of zero.

Comparison of the nine months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024:

	For the nine months ended September 30,
	2025	2024	Change
	(in thousands)
Operating expenses
Research and development	$64,531	$43,736	$20,795
General and administrative	22,059	15,798	6,261
Total operating expenses	86,590	59,534	27,056
Loss from operations	(86,590)	(59,534)	(27,056)
Other income (expense):
Interest income	8,870	8,597	273
Change in fair value of preferred stock tranche right liability	—	(7,390)	7,390
Total other income (expense), net	8,870	1,207	7,663
Net loss	$(77,720)	$(58,327)	$(19,393)

Operating Expenses

Research and Development Expenses

	For the nine months ended September 30,
	2025	2024	Change
	(in thousands)
Direct external program expenses:
RAP-219 program	$26,381	$14,336	$12,045
Preclinical programs	12,442	13,302	(860)
Internal and unallocated expenses:
Personnel-related costs (including stock-based compensation)	20,833	14,034	6,799
Other costs	4,875	2,064	2,811
Total research and development expenses	$64,531	$43,736	$20,795

Research and development expenses were $64.5 million for the nine months ended September 30, 2025, as compared to $43.7 million for the nine months ended September 30, 2024. The increase of $20.8 million consisted of the following:

•
a $12.0 million increase in RAP-219 program costs, which consisted primarily of an increase of $11.5 million in clinical trial costs primarily driven by costs for our Phase 2a trial and planned open-label long term safety trial in drug-resistant focal onset seizures, costs for our Phase 2 proof-of-concept trial in bipolar mania, start-up costs for our Phase 2 proof-of-concept trial in DPNP, and a $1.1 million increase in contract manufacturing costs related to the production of clinical trial supply. These increases were offset by a $0.5 million decrease in preclinical toxicology studies related to long-term toxicology work;
•
a $6.8 million increase in personnel-related costs due to an increase in headcount, which consisted primarily of salaries, bonuses, and other compensation-related costs of $5.1 million, and stock-based compensation of $1.7 million; and
•
a $2.8 million increase in other costs, consisting primarily of research and development facilities, information technology, and depreciation expenses related to increased headcount and continued expansion of our Boston and San Diego sites; partially offset by
•
a $0.9 million decrease in preclinical program costs, which primarily consisted of a $0.7 million decrease in toxicology and animal studies related to our discovery programs and a $0.1 million decrease in contract manufacturing costs related to the production of materials for use in our preclinical studies.

General and Administrative Expenses

	For the nine months ended September 30,
	2025	2024	Change
	(in thousands)
Personnel-related (including stock-based compensation)	$15,491	$9,936	$5,555
Professional and consulting costs	3,906	4,119	(213)
Facility related and other	2,662	1,743	919
Total general and administrative expense	$22,059	$15,798	$6,261

General and administrative expenses were $22.1 million for the nine months ended September 30, 2025, as compared to $15.8 million for the nine months ended September 30, 2024. The increase of $6.3 million consisted of the following:

•
a $5.6 million increase in workforce expense due to an increase in headcount, consisting primarily of salaries, bonuses, and other compensation-related costs of $1.2 million and stock-based compensation of $4.4 million; and
•
a $0.9 million increase in facility and other expenses, consisting of administrative expenses due to increased business activities and expanded general and administrative support in connection with operating as a public company; partially offset by
•
a $0.2 million decrease in professional and consulting fees, as higher costs were incurred in 2024 due to our IPO process completed in June 2024.

Other Income (Expense)

	For the nine months ended September 30,
	2025	2024	Change
	(in thousands)
Other income (expense):
Interest income	$8,870	$8,597	$273
Change in fair value of preferred stock tranche right liability	—	(7,390)	7,390
Total other income (expense), net	$8,870	$1,207	$7,663

Other income (expense) was income of $8.9 million for the nine months ended September 30, 2025, as compared to expense of $1.2 million for the nine months ended September 30, 2024. The $7.4 million decrease in the expense from the change in fair value of preferred stock tranche right liability was due to the settlement of the Series B preferred stock tranche right liability in March 2024. The increase in interest income is due to the increased cash, cash equivalent and short-term investments balances from the IPO and concurrent private placement in June 2024 and the September 2025 Offering.

Income Taxes

For each of the nine months ended September 30, 2025 and 2024, we recorded an income tax provision of zero.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in February 2022, we have not generated any revenue from any sources and have incurred significant operating losses and negative cash flows from operations. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our product candidates and pipeline. Further, we expect to continue to incur additional costs associated with operating as a public company. Historically, we have funded our operations with proceeds from the sale of convertible notes, convertible preferred stock, and the issuance of common stock in our IPO, concurrent private placement and the September 2025 Offering. To date, we have received aggregate gross proceeds of $711.9 million from the issuance of common stock, convertible promissory notes and the sale of our convertible preferred stock. As of September 30, 2025, we had cash and cash equivalents and short-term investments of $513.0 million, excluding our restricted cash.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	For the nine months ended September 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(62,772)	$(50,382)
Net cash used in investing activities	(13,149)	(202,071)
Net cash provided by financing activities	270,475	221,618
Net increase in cash, cash equivalents and restricted cash	$194,554	$(30,835)

Operating Activities

During the nine months ended September 30, 2025, operating activities used $62.8 million of cash, resulting primarily from our net loss of $77.7 million, non-cash accretion of investments in marketable securities of $0.3 million, and changes in operating assets and liabilities of $0.1 million, partially offset by $13.2 million of non-cash stock-based compensation expense, $0.8 million of non-cash depreciation expense, and $1.5 million of non-cash lease expense. The $0.1 million change in operating assets and liabilities is primarily driven by an increase in prepaid expenses and other current assets of $2.6 million, primarily due to advanced payments on new contracts related to our clinical trials, a $0.1 million decrease in operating lease liabilities, and an increase in other assets of $0.9 million due to the payment of the security deposit for our new corporate headquarters lease and an up-front long-term clinical trial payment, partially offset by increases in accounts payable of $1.0 million and accrued expenses of $2.5 million due to increased expenditures and timing of payments to vendors.

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

Investing Activities

During the nine months ended September 30, 2025, net cash used in investing activities was $13.1 million, primarily consisting of maturities of short-term investments of $145.0 million partially offset by purchases of short-term investments of $157.7 million and purchases of property and equipment of $0.4 million.

During the nine months ended September 30, 2024, net cash used in investing activities was $202.1 million, primarily consisting of purchases of short-term investments of $293.0 million and purchases of property and equipment of $2.2 million, partially offset by maturities of short-term investments of $93.1 million.

Financing Activities

During the nine months ended September 30, 2025, net cash provided by financing activities was $270.5 million, primarily consisting of net proceeds from the September 2025 Offering in the aggregate amount of $269.8 million and proceeds from exercise of stock options of $0.6 million.

During the nine months ended September 30, 2024, net cash provided by financing activities was $221.6 million, primarily consisting of net proceeds from our IPO and concurrent private placement of our common stock in the aggregate amount of $157.7 million, and net proceeds of $63.9 million from our additional issuance of Series B convertible preferred stock.

Future Funding Requirements

As of September 30, 2025, we had cash, cash equivalents and short-term investments of $513.0 million, excluding our restricted cash. As of the issuance date of the condensed consolidated financial statements for the nine months ended September 30, 2025, we expect that our cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses and capital expenditure requirements through at least 12 months from the issuance of the condensed consolidated financial statements. We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2029. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. However, our forecast for the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Additionally, the process of conducting preclinical studies and testing potential future product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain. We will need to raise substantial additional capital in the future.

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

Contractual Obligations and Commitments

Leases

As of the September 30, 2025, we had future minimum operating lease payments under non-cancelable leases of $14.0 million related to leases we have recognized on our condensed consolidated balance sheet, which included existing laboratory and office leases and the new corporate headquarters lease that commenced June 1, 2025 in Boston, Massachusetts. The future minimum operating lease payments under these non-cancelable leases are due over a weighted average remaining lease term of 4.8 years.

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

NeuroPace Master Services Agreement and Statements of Work

In connection with the execution of the NeuroPace Agreement, the parties also entered into an initial statement of work SOW, as amended in March 2024, and a second SOW in July 2025 (collectively, the “NeuroPace SOWs”) under the NeuroPace Agreement, pursuant to which NeuroPace agreed to provide services related to the RAP-219 Phase 2a proof-of-concept clinical trial and planned open-label long term safety trial in RAP-219 for focal onset seizures, including, among other things, clinical trial readiness support, identification of potential patients satisfying the enrollment criteria and RNS system data reporting and data analysis. Pursuant to the payment schedule set out in the NeuroPace SOWs, the Company will pay NeuroPace an aggregate of up to $5.3 million over a period of approximately four years in connection with NeuroPace’s provision of services and achievement of certain patient enrollment and deliverable milestones. The Company has incurred cumulative expenses of $3.4 million on both NeuroPace SOWs through September 30, 2025.

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

During the nine months ended September 30, 2025, there were no material changes to our critical accounting policies and estimates described under Management’s Discussion and Analysis of Critical Accounting Policies and Estimates which were included in our Annual Report on Form 10-K filed with the SEC on March 11, 2025.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The success of our business depends primarily upon our ability to identify, develop, and commercialize product candidates based on our RAP technology platform. We do not know whether we will be able to develop any product candidates that succeed through preclinical and clinical development or products of commercial value. We have no products approved for commercial sale and have not generated any revenue from product sales to date. We will continue to incur significant research and development and other expenses related to our preclinical and clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses totaled $77.7 million and $58.3 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we have not yet generated revenues and had an accumulated deficit of $201.5 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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

Developing biotechnology products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to continue to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek regulatory and marketing approval for, our product candidates. Even if our current or future product candidates are approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. To date, we have funded our operations principally through private financings, our initial public offering (“IPO”) and concurrent private placement, which closed in June 2024, and our underwritten public offering of 11,057,692 shares of common stock, including full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $26.00 per share in September 2025. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the clinical and preclinical development of our product candidates, continue to identify additional targets using our RAP technology platform, commence additional preclinical studies and clinical trials, and continue to identify and develop additional product candidates either through internal development or through acquisitions or in-licensing product candidates.

As of September 30, 2025, we had $513.0 million of cash, cash equivalents and short-term investments, excluding restricted cash. Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2029. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We may also raise additional financing on an opportunistic basis in the future. For example, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates. Our future capital requirements will depend on many factors, including but not limited to:

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

For example, in the fourth quarter of 2024, we were notified by the FDA that the IND submitted by us for the initiation of a Phase 2 proof-of-concept trial of RAP-219 in diabetic peripheral neuropathic pain (“DPNP”) was placed on clinical hold. The FDA requested additional information and amendments specific to the protocol design. We are working with the FDA to provide the requested information. Should our response to the clinical hold not be satisfactory to the FDA, the clinical hold may not be lifted on a timely basis, or at all. Furthermore, the length of time necessary to complete clinical trials and submit an application for marketing approval for a final decision by a regulatory authority varies significantly from one product candidate to the next and from one country or jurisdiction to the next and may be difficult to predict.

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

We have completed phase 1 clinical development of our lead product candidate, RAP-219 in multiple indications and announced positive topline results from the Phase 2a trial of RAP-219 in patients with drug-resistant focal onset seizures in September 2025. We plan to hold an end-of-Phase 2 meeting with the FDA in the fourth quarter of 2025, and move into two Phase 3 trials, with initiation expected in the third quarter of 2026. Our Phase 2 proof-of-concept trial in bipolar mania is currently enrolling patients, with topline results expected in the first half of 2027, and next steps for our RAP-219 diabetic peripheral neuropathic pain program are expected to be determined in the first quarter of 2026. Our other product candidates and programs are at various stages of preclinical development. We seek to rapidly advance discovery and development of transformational small molecule medicines for patients suffering from central nervous system disorders.

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

In addition, in our planned future clinical trials, we may utilize clinical trial designs or dosing regimens that have not been tested in prior clinical trials. For instance, our Phase 2a proof-of-concept trial in drug-resistant focal onset seizures utilized a novel study design due to the biomarker-based primary endpoint, intracranial electroencephalography (“iEEG”) data. Specifically, iEEG data is recorded by an implanted responsive neurostimulation (“RNS”) system, which includes an electrode that monitors intracranial brain waves and detects the magnitude, duration and frequency of electrographic activity associated with clinical seizures. We are not aware of any other trials that have used iEEG data as a primary endpoint and have not engaged and do not plan to engage with the FDA on the use of this endpoint in our Phase 2a proof-of-concept trial, as this trial will not be used as a registrational trial. Accordingly, the FDA, EMA, MHRA or other comparable regulatory authorities may have questions around the interpretability of this data, and iEEG data may not be translatable to a clinical seizure endpoint in future registrational trials.

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

Additionally, we may utilize an “open-label” clinical trial design. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Our Phase 2a proof-of-concept trial in drug-resistant focal onset seizures was an open label study. Most open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results of a product candidate when studied in a controlled environment with a placebo or active control.

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

Our failure to successfully initiate and complete clinical trials and to demonstrate the efficacy and safety necessary to obtain regulatory approval to market our product candidates would significantly harm our business. Our product candidate development costs will also increase if we experience delays in testing or regulatory approvals and we may be required to obtain additional funds to complete clinical trials. There can be no assurance that our clinical trials will begin as planned or be completed on schedule, if at all, or that we will not need to restructure or otherwise modify our trials after they have begun. For example, in the fourth quarter of 2024, we were notified by the FDA that the IND submitted by us for the initiation of a Phase 2 proof-of-concept trial of RAP-219 in DPNP was placed on clinical hold. The FDA requested additional information and amendments specific to the protocol design. We are working with the FDA to provide the requested information. Should our response to the clinical hold not be satisfactory to the FDA, the clinical hold may not be lifted on a timely basis, or at all. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates, which may harm our business and results of operations. In addition, many of the factors that cause, or lead to, delays of clinical trials may ultimately lead to the denial of regulatory approval of our product candidates.

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

We have focused our research and development efforts on addressing disorders of the brain and nervous system. Efforts by pharmaceutical companies in this field have faced certain challenges in drug development. In particular, many neurological disorders, such as focal onset seizures, bipolar disorder and peripheral neuropathic pain, rely on subjective patient-reported outcomes as key endpoints. This makes them more difficult to evaluate than indications with more objective endpoints. These indications are often subject to a placebo effect, which may make it more challenging to isolate the effects of our product candidates. There can be no guarantee that we will successfully overcome these challenges with RAP-219 in our ongoing and future trials for focal onset seizures, or our bipolar mania and diabetic peripheral neuropathic pain candidates or that we will not encounter other challenges in the development of our product candidates. Moreover, given the history of clinical failures in this field, future clinical or regulatory failures by us or others may have result in further negative perception of the likelihood of success in this field, which may significantly and adversely affect the market price of our common stock.

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
•
the size of the patient population required for analysis of the trial’s primary and secondary endpoints;
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

In addition, we may rely on other third parties to collect, report and analyze data for our clinical trials. For example, our Phase 2a proof-of-concept clinical trial for RAP-219 in adult patients with drug-resistant focal onset seizures relied on implantation of the RNS system from NeuroPace. NeuroPace is assisting us with reporting and analysis of patient data collected from the implanted RNS systems in the Phase 2a clinical trial and in the open-label long term safety study. If NeuroPace does not successfully carry out its contractual obligations for any reason, meet expected deadlines, conduct our Phase 2a clinical trial or the open-label long term safety trial in accordance with applicable law, including regulatory and data privacy requirements, or encounters issues with its RNS system, including issues that raise questions of safety, effectiveness or data integrity, or we are otherwise unable to maintain our relationship with NeuroPace, we would have to redesign and conduct a new clinical trial to evaluate RAP-219 in patients with drug-resistant focal onset seizures and our business, financial condition and prospects would be harmed.

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

Currently, federal agencies in the U.S. are operating under a federal government shutdown due to the expiration of the continuing resolution on September 30, 2025. The duration of the current government shutdown is unknown. If a prolonged government shutdown occurs, including as a result of reaching the debt ceiling, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue operations.

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

As of September 30, 2025, we had 47,650,216 shares of common stock outstanding. Shares of unvested restricted common stock will become available for sale immediately upon the vesting of such shares, as applicable, and the expiration of any applicable market stand-off or lock-up agreements. All shares of common stock sold in our initial public offering or otherwise outstanding as of our initial public offering are able to be sold in the public market. Shares issued upon the exercise of stock options pursuant to future awards that may be granted under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market stand-off and lock-up agreements, and Rule 144 and Rule 701 under the Securities Act of 1933, as amended (the “Securities Act”).

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

We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. For example, in September 2025, we completed an underwritten public offering of 11,057,692 shares of common stock at a public offering price of $26.00 per share, which included full exercise of the underwriters’ option to purchase additional shares. Additionally, as of September 30, 2025, 6,406,159 shares of our common stock were reserved for issuance upon exercise of outstanding stock options, vested restricted stock units and performance based stock units. We expect to grant equity awards to employees, directors and consultants under our stock incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.

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

(c) Issuer Repurchases of Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) Not applicable.

(c) During the quarter ended September 30, 2025, none of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408 of Regulation S-K.

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

10.1*†+	Statement of Work #2, by and between the Company and NeuroPace Inc., dated July 7, 2025
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

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

Rapport Therapeutics, Inc.

Date: November 6, 2025	By:	/s/ Abraham N. Ceesay
Abraham N. Ceesay, M.B.A.
Chief Executive Officer and Director

Date: November 6, 2025	By:	/s/ Troy Ignelzi
Troy Ignelzi
Chief Financial Officer
(Principal Financial and Accounting Officer)