Form 10-K
period 2025-12-31
Rapport Therapeutics, Inc.
filed 2026-03-10
CIK 2012593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on the Nasdaq Global Market on June 30, 2025 was $275,840,930.

The number of shares of registrant’s common stock outstanding as of March 2, 2026 was 47,792,943.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant’s fiscal year ended December 31, 2025 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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
•
The regulatory approval processes of the Food and Drug Administration, European Medicines Agency, Medicines and Healthcare products Regulatory Agency and other comparable regulatory authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.
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

PART I

Item 1. Business

Overview

We are a clinical-stage biotechnology company dedicated to the discovery and development of small molecule precision medicines for patients with neurological or psychiatric disorders. Our foundational science has elucidated the complexities of neuronal receptor biology and enables us to map and target certain neuronal receptor complexes. Neuronal receptors are complex assemblies of proteins, comprising receptor principal subunits and their receptor associated proteins (“RAPs”), the latter of which play crucial roles in regulating receptor expression and function. We believe that our deep expertise in RAP biology provides an opportunity for us to interrogate previously inaccessible targets and develop neurological and psychiatric drugs that are specific for receptor variants and neuroanatomical regions associated with certain diseases. Most neuroactive drugs lack this specificity, often resulting in undesired and intolerable side effects. Leveraging our expertise, we are developing a portfolio of precision product candidates that we believe has the potential to transform the standard of care of many neurological and psychiatric disorders.

Our founders have made pioneering discoveries related to the function of RAPs in the brain. Their findings form the basis of our RAP technology platform, which enables a differentiated approach to generate precision small molecule product candidates with the potential to overcome many limitations of conventional neurology drug discovery. RAP-219, our most advanced product candidate, is an AMPA receptor (“AMPAR”) negative allosteric modulator (“NAM”). RAP-219 is designed to achieve neuroanatomical specificity through its selective targeting of a RAP known as TARP8, which is associated with the neuronal AMPARs. Whereas AMPARs are distributed widely in the central nervous system (“CNS”), TARP8 is expressed only in discrete regions, including the neocortex and mesial temporal lobe, where focal onset seizures (“FOS”) often originate. By contrast, TARP8 has low expression in the hindbrain, where drug effects are often associated with adverse events. As such, we believe RAP-219 has the potential for a differentiated profile as compared to traditional neuroscience medications. Due to the role of AMPA biology in various neurological disorders and our precision approach of selectively targeting TARP8, we believe RAP-219 has pipeline-in-a-product potential and we are evaluating it as a potentially transformational treatment for patients with FOS, primary generalized tonic-clonic seizures (“PGTCS”), and bipolar mania.

Several Phase 1 trials in RAP-219 have been conducted in healthy adult volunteers, including a single ascending dose (“SAD”) trial; a multiple ascending dose (“MAD”) trial; a second MAD trial (“MAD-2”); and a positron emission tomography (“PET”) trial, which utilized a companion PET radiotracer to confirm brain target receptor occupancy (“RO”) and brain region specificity across a range of dosing and exposure levels.

In September 2025, we announced positive topline results from our Phase 2a proof-of-concept trial of RAP-219 in adult patients with drug-resistant FOS. The trial met its primary and secondary endpoints. The trial demonstrated a statistically significant reduction in long episodes—an objective electrographic biomarker for clinical seizure reduction—compared with baseline over the 8-week treatment period. In the trial, RAP-219 also demonstrated a statistically significant and clinically meaningful reduction in clinical seizures compared with baseline. RAP-219 was generally well tolerated. In December 2025, we presented post-hoc analysis from the Phase 2a proof-of-concept trial showing treatment with RAP-219 had consistent effects in the first and second four-week segments of the treatment period. This demonstrates that there was a rapid onset of efficacy, and a consistent reduction in long episodes, and a consistent, clinically meaningful reduction in clinical seizures throughout the 8-week treatment period. We expect to present 8-week follow-up results in the second quarter of 2026. In late 2025, we initiated an open-label long term safety trial to allow patients enrolled in our Phase 2a proof-of-concept FOS trial to resume taking RAP-219. Data from the open-label trial are expected in the second half of 2026. In December 2025, we received U.S. Food and Drug Administration (“FDA”) feedback from an end-of-phase 2 meeting supporting advancement into two Phase 3 trials of RAP-219 in patients with drug-resistant FOS and expect to initiate the Phase 3 program in FOS in the second quarter of 2026.

We are also expanding our epilepsy portfolio into PGTCS, the most common type of generalized seizure and an important next step in addressing unmet need in patients with seizure disorders. With proof-of-concept established in FOS, we plan to initiate a Phase 3 trial in PGTCS in the first half of 2027.

We believe RAP-219 also has therapeutic potential in bipolar disorder. Our Phase 2 proof-of-concept trial in bipolar mania is currently enrolling patients, with topline results expected in the first half of 2027.

We also previously submitted an Investigational New Drug (“IND”) application to the FDA for initiation of a Phase 2 proof-of-concept trial in RAP-219 for the treatment of diabetic peripheral neuropathic pain (“DPNP”), which was placed on clinical hold by the FDA in the fourth quarter of 2024. Following further interactions with the FDA, the FDA removed its clinical hold on the DPNP IND in December 2025. We are deferring further investment in the RAP-219 DPNP program at this time to prioritize our a6ß4 program, which we believe has significant potential in chronic pain and migraine, as described below.

Additionally, we continue to develop a long-acting injectable (“LAI”) formulation of RAP-219. We believe an LAI formulation has the potential to improve patient adherence and expand the potential clinical utility across all of the RAP-219 indications. We have initiated IND-enabling activities to support a Phase 1 clinical study in healthy volunteers, with initial pharmacokinetics (“PK”) results expected in 2027.

We also have two advanced discovery-stage nicotinic acetylcholine receptor (“nAChR”) programs stemming from our RAP technology platform. nAChRs have been clinically validated in patient-reported neuropathic pain and our first advanced discovery-stage nAChR program comprises agonists of the α6ß4 nAChR. α6ß4 nAChRs are selectively expressed in sensory neurons, and the α6 subunit has human genetic validation in chronic pain. We have initiated IND-enabling activities for our α6ß4 nAChR agonist development candidate, RAP-641, a genetically validated precision target that we are pursuing as a potential novel non-opiate, non-CNS approach for chronic pain and migraine. The second advanced discovery-stage nAChR program comprises modulators of the α9α10 nAChR. Third-party preclinical genetic data suggests that this nAChR could be an attractive target in treating hearing and vestibular disorders. We continue to leverage our RAP technology platform to discover additional product candidates that we believe have the potential to provide transformative benefits for large patient populations with neurological or psychiatric diseases.

Our Pipeline

Our current portfolio of programs from our RAP technology platform is summarized in the pipeline chart below:

Introduction to RAP-219

RAP-219 is an investigational small molecule designed to inhibit TARP8-containing AMPARs with picomolar (“pM”) affinity, which implies tight binding. Given RAP-219’s mechanism of action, neuroanatomical specificity and target potency observed to date in preclinical and clinical studies, and positive topline results in a Phase 2 proof-of-concept study in patients with FOS, we believe it has the potential to be a differentiated therapy for FOS, PGTCS, and bipolar mania.

Epilepsy is estimated to affect 50 million people worldwide, including approximately 3.0 million adults in the United States (“United States” or “U.S.”). In 2022, the total branded market for epilepsy was approximately $2.8 billion, and this is expected to grow to approximately $3.6 billion by 2028. There are an estimated 1.8 million people in the United States who suffer from FOS, accounting for approximately 60 percent of patients with epilepsy. FOS are a form of epilepsy characterized by seizures caused by intermittent abnormal electrical activity. It is believed that the vast majority of focal seizures originate in the neocortex and mesial temporal lobe.

Epilepsy has profound negative impacts on a patient’s quality of life, including limitations on social engagement, physical activity and independence. Recent studies have also found that epilepsy can result in cognitive impairment. The treatment goal for all patients with epilepsy, including FOS, is complete freedom from seizures. Despite there being more than 20 antiseizure medications (“ASMs”) approved by the FDA, 30 to 40 percent of patients with epilepsy continue to experience recurring seizures despite taking two or more ASMs. This is termed “drug-resistant epilepsy.” In addition to providing sub-optimal efficacy, ASMs are commonly associated with risks of intolerable and debilitating adverse events (“AEs”). These side effects, such as cognitive impairment, sedation, ataxia and dizziness, are believed to result from drug actions in brain regions unrelated to epilepsy. These AEs often lead to dosing adjustments and patient nonadherence, both of which can limit efficacy. We believe tolerability, adherence and clinical benefit can be improved with RAP-219, an investigational therapy that is designed to precisely modulate only diseased brain regions.

Patients with epilepsy commonly take ASM combinations, which is referred to as polypharmacy. Drug-drug interactions make polypharmacy complex and add a further challenge to managing persistent seizures in epilepsy. When a physician adds a drug to a patient’s regimen, they typically prioritize one with a differentiated mechanism of action, an approach referred to as rational polypharmacy. Therefore, there is a critical need for therapies with new mechanisms of action, fewer AEs and a mitigated risk of drug-drug interaction for the treatment of FOS.

AMPAR inhibition is a clinically validated approach in treating epilepsy. Perampanel (marketed as FYCOMPA), approved by the FDA in 2012 for FOS and in 2015 for PGTCS, is a negative, allosteric modulator of AMPARs, which are expressed throughout the CNS and in other organs and tissues. In contrast, RAP-219 negatively modulates TARPg8, whose expression is largely restricted to the neocortex and mesial temporal lobe and whose function is to negatively modulate AMPAR activity. This distinction leads us to believe that the tolerability profile of RAP-219 could be differentiated from that of perampanel and other currently available ASMs.

Based on preclinical results and the results from the Phase 1 trials, once-daily oral administration of RAP-219 could safely achieve and exceed the predicted therapeutic exposures of ~2 ng/mL (50% RO) to ~3.5 ng/mL (70% RO). Also, there appeared to be low risk of cytochrome P450 (“CYP”)-mediated drug-drug interactions. Our Phase 2a proof-of-concept trial enrolled adult patients with drug-resistant FOS who had an implanted responsive neurostimulation (“RNS”) system, an FDA approved device for drug-resistant FOS. The RNS system includes an electrode that continually monitors intracranial brain waves and detects the magnitude, duration and frequency of spectrographic activity, which are recorded as intracranial electroencephalography (“iEEG”) data. Our Phase 2a study was designed and powered around change in long episode frequency, which is an objective biomarker detected and recorded by the RNS system; change in clinical seizure frequency, as reported by patients in seizure diaries, was the key secondary outcome. Positive topline results from this trial were reported in the third quarter of 2025.

Introduction to Our Discovery-Stage Nicotinic Acetylcholine Receptor Programs

In addition to RAP-219, we have several discovery-stage programs stemming from our RAP technology platform. Two of our late-stage discovery programs, a6β4 nAChR and 910 nAChR, were enabled by our discovery of RAPs that drive the assembly of functional versions of these receptors in cell lines. Based on third-party genetic data, we believe each of these nAChR subtypes could be attractive drug targets. However, it was not until our identification of RAPs for a6β4 nAChR and a9a10 nAChR that one could create relevant cell lines for in vitro compound screening and drug optimization.

We are pursuing agonists of the a6β4 nAChR in chronic pain and migraine. Gain-of-function variants in the gene encoding the a6 subunit can attenuate pain levels. A previous third-party investigational broad-spectrum nAChR agonist demonstrated clinical activity in a randomized placebo-controlled trial in diabetic peripheral neuropathic pain, but this experimental therapeutic was associated with intolerable side effects, which led to discontinuation of its development. We believe that these side effects were primarily due to the non-selective nature of that agonist. Through our ability to functionally express and pharmacologically screen for a6β4 nAChR modulators, we have identified small molecule agonists, such as RAP-641, that show a6β4 nAChR selectivity as well as beneficial activity in preclinical models of chronic pain and migraine. We have initiated IND-enabling activities for RAP-641, our development candidate agonist of the α6β4 nAChR.

Our a9a10 nAChR program focuses on the discovery of small molecule modulators of this receptor as potential therapies for hearing and vestibular disorders. Third-party studies observed a loss-of-function mutation of the gene for the a9 subunit in mice increased sensitivity to noise-induced hearing loss and separately delayed their recovery in a vestibular injury model. We have identified small molecule modulators of a9a10 nAChR and are now optimizing these molecules in anticipation of selecting candidates to advance into the clinic.

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

In August 2022, we entered into a license agreement with Janssen (the “Janssen License”) for the research, development and commercialization of certain TARP8 products, including RAP-219, as well as nAChR projects created by Dr. Bredt and his colleagues at Janssen. We are furthering development of these assets and extending discovery efforts into novel areas. Under the terms of the Janssen License, certain TARP8 and nAChR patents, materials and know-how were transferred to us. All discovery and development efforts related to our pipeline programs are herein referred to as “ours,” although some of these preclinical efforts were completed at Janssen prior to the Janssen License. In many cases, these efforts were made by certain of the same personnel who have since joined Rapport.

In addition to Dr. Bredt, we have a seasoned leadership team with deep expertise in building novel therapeutic platforms, bringing therapeutics to market and supporting the growth of public biopharmaceutical and biotechnology companies, such as Abraham N. Ceesay, M.B.A., our Chief Executive Officer and a member of our board of directors, Troy Ignelzi, our Chief Financial Officer, Jeffrey Sevigny, M.D., our Chief Medical Officer, Cheryl Gault, our Chief Operating Officer, Swamy Yeleswaram, Ph.D., our Chief Development Officer, Kathy Wilkinson, our Chief People Officer, and Karina Chmielewski, our Chief Information Officer.

Our Strategy

Leveraging our RAP technology platform, we strive to become a leader in precision neuroscience through the discovery and development of transformational small molecule medicines for patients with neurological or psychiatric disorders. As key elements of our strategy, we intend to:

•
Advance RAP-219 Phase 3 clinical development in FOS. RAP-219 has demonstrated robust antiseizure activity in preclinical epilepsy models and in a clinical Phase 2a proof-of-concept trial in patients with drug-resistant FOS, and the emerging data suggest a potential differentiated profile. Following the end-of-phase-2 meeting with the FDA in December 2025, we are accelerating our efforts to initiate our Phase 3 program in FOS in the second quarter of 2026.
•
Expand the potential of RAP-219 in additional neurological and psychiatric indications. As a NAM of TARPg8, RAP-219 modulates the activity of AMPARs within specific CNS regions, creating the potential for clinical applications in neurological indications beyond FOS. RAP-219 is currently being tested in a Phase 2 proof-of-concept trial in patients with bipolar mania and we plan to initiate a Phase 3 trial in patients with PGTCS in the first half of 2027.
•
Extend the life cycle of RAP-219 and expand the TARP8 franchise. We continue to develop a LAI candidate formulation of RAP-219, which we believe will expand the potential clinical utility across RAP-219’s indications and potentially extend the molecule’s lifecycle. We have initiated IND-enabling activities to support a Phase 1 PK clinical study in healthy volunteers, with initial results expected in 2027.
•
Advance development of our RAP-enabled nAChR programs. Our RAP platform has enabled identification of small molecules specific for nAChR drug targets we find compelling. We believe that our a6β4 nAChR program may deliver clinical benefits in chronic pain and migraine while avoiding the AEs associated with non-selective nAChR agonists. We have initiated IND-enabling activities for our a6ß4 nAChR agonist development candidate. We also believe that compounds specific to the a9a10 receptor could provide therapeutic benefit in hearing and vestibular disorders. We are optimizing molecules for our a9a10 program in anticipation of selecting a lead candidate to advance into the clinic.
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

Our RAP Technology Platform

Our founders are pioneers of RAP biology who made key discoveries related to RAP functions. Their findings form the basis of our RAP technology platform, which can potentially provide a differentiated approach to generate precision small molecule product candidates.

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

Using two distinct strategies, we are leveraging our expertise in RAP biology to develop a portfolio of precision neuroscience product candidates that we believe will transform the treatment of many neurological and psychiatric disorders. One strategy uses a RAP as a direct target, which can be more precise than drugging a receptor itself. RAP-219 exemplifies this, as it has been shown in preclinical studies to bind to an AMPA RAP, TARP8, which is enriched in brain regions where FOS originates or propagates.

A second strategy uses RAPs to “unlock” receptors for potentially first-in-class drug discovery programs. Many receptors cannot function without their RAPs, and such receptors have therefore been inaccessible to study in vitro. Our discovery platform integrates cutting-edge genetics with functional proteomics to discover RAPs that are regionally localized and involved in disease-related signaling. We have designed our platform to prosecute a wide range of validated therapeutic targets. This second strategy enabled our advanced discovery stage nAChR programs, which focus on 6ß4 and 910.

RAP-219, Our TARP8 Specific Product Candidate

Ionotropic receptors for glutamate (“iGluR”) are ligand gated ion channels activated by the neurotransmitter glutamate. These receptors mediate most excitatory synaptic transmission throughout the CNS. iGluRs comprise four subtypes based on their ligand binding properties: AMPARs, kainate receptors, N-methyl-D-aspartate (“NMDA”) receptors and delta receptors. The glutamate signaling pathway is targeted by FDA approved drugs for indications such as epilepsy, schizophrenia, Alzheimer’s disease and Parkinson’s disease. However, these glutamate medicines are associated with numerous side effects, such as sedation, ataxia, cognitive impairment and neuropsychiatric symptoms. These undesired effects may be exacerbated by the impact of these drugs on glutamate receptors throughout the brain.

AMPARs are cation, or positively charged ion, channels that open to permit the influx of sodium ions (Na+) to depolarize postsynaptic membranes. In preclinical epilepsy models, RAP-219 reduced seizures without inducing sedation or motoric impairment, which are side effects that plague most existing ASMs. Owing to pharmacology studies in animal models as well as expression of TARP8 in the limbic system, we believe RAP-219 may also potentially treat bipolar disorder. The initial formulation of RAP-219 is planned to be a once-per-day oral tablet. We also continue to develop a LAI candidate formulation amenable to subcutaneous administration, which we believe will result in better adherence and patient outcomes.

Background to Focal Onset Seizures

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

Epilepsy can be divided into subgroups defined by the types of seizures that occur:

•
Generalized epilepsy is characterized by seizures which involve both hemispheres of the brain and have classically been considered bilateral from seizure onset, Generalized epilepsies account for as much as 40 percent of all epilepsy diagnoses. The most clinically apparent and severe type is known as PGTCS, which involves sudden loss of consciousness and body stiffening followed by rhythmic shaking (a “convulsion"). This seizure type is present in 25%-35% of all epilepsy patients which conservatively represents approximately 0.8M patients in the United States experiencing PGTCS.

•
FOS are characterized by seizures affecting more restricted areas of the brain. FOS, which sometimes results in loss of consciousness or awareness, can lead to changes in the way things look, smell, feel, taste or sound. These seizures may be accompanied by involuntary jerking of a body part or by repetitive movements such as hand rubbing, chewing, or swallowing, and can even spread to become secondarily generalized seizures. Focal epilepsies account for 60 percent of all epilepsies. Figure 1 below illustrates the prevalence of FOS in the United States.

3.0M
U.S. Epilepsy
Patients
(ages 18+)
60%
1.8M Focal Onset
Seizure Patients
30-40%
Drug-resistant

Figure 1. The prevalence of FOS in the United States is estimated to be 1.8 million patients

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

Current Standard of Care and Limitations

Treatment strategies for FOS can include both medical and surgical options, which strive to achieve seizure control with minimal AEs. Although there are over 20 FDA approved ASMs, 30 to 40 percent of patients have drug-resistant epilepsy and continue to experience uncontrolled seizures despite taking two or more ASMs. First-line treatment for FOS is monotherapy, prescribing one ASM which is selected based on a patient’s seizure type, medical history and their physician’s experience with a drug’s efficacy, tolerability and convenience.

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

If a single ASM fails to prevent seizures, physicians often prescribe a different ASM or begin polypharmacy. When a prescribing physician decides which ASM to add to a drug-resistant patient’s drug regimen, one important factor is the desire to add a new ASM with a different mechanism of action from those ASMs the patient is already taking. The process of polypharmacy involves trial and error which can elevate risk of AEs and drug-drug interactions. Tolerability issues can lead patients to take suboptimal doses to minimize side effects or can lead to treatment discontinuation, which occurs in 30 to 40 percent of patients. AEs commonly reported with ASMs include systemic effects such as nausea and vomiting, neurologic effects such as sedation, cognitive effects, ataxia and dizziness. In addition, some ASMs are associated with severe medical safety risks, for example, rare idiosyncratic reactions such as the life- threatening multi-organ hypersensitivity reaction known as Drug Rash with Eosinophilia and Systemic Symptoms (DRESS), serious skin reactions such as Stevens-Johnson syndrome and toxic epidermal necrolysis, bone marrow suppression, significant liver and kidney abnormalities, and cardiac arrhythmias.

Antiseizure Therapy Through Modulation of Glutamate Signaling

Glutamate is the major excitatory neurotransmitter in the brain. Glutamate is released from presynaptic nerve terminals, and the activation of postsynaptic glutamate receptors is critical for neurotransmission. Accordingly, processes associated with glutamate release and its downstream signaling are highly regulated. Elevation in extracellular glutamate levels can lead to seizures, and ASMs blunt glutamate-dependent signaling through diverse mechanisms. Drugs such as phenytoin, carbamazepine, lamotrigine and lacosamide block voltage-gated sodium channels and inhibit action potentials from reaching the glutamate release machinery. Other drugs such as ethosuximide and ezogabine modulate voltage-gated calcium and potassium channels, respectively, which also can prevent the release of glutamate. Figure 2 below shows the mechanisms of currently approved ASMs, including many that modulate glutamate signaling.

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

After being released into the synaptic cleft, glutamate can bind to AMPARs on postsynaptic neurons. This process permeates sodium and other cations, triggering a series of events that can ultimately lead to the generation of an action potential and the propagation of neuronal signals. Perampanel directly blocks the gating of all AMPARs, while other drugs, such as phenobarbital and tiagabine, oppose glutamate signaling by increasing the activity of inhibitory synaptic signaling driven by the GABAA receptors. Figure 2 above shows the mechanistic cartography of some existing ASMs, including many that modulate glutamate signaling in the excitatory synapse.

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

RAP-219 was Found to Modulate Selectively TARP8 Containing AMPA Receptors

TARP8 is expressed in specific brain regions, being most enriched in the neocortex and mesial temporal lobe. We believe this makes for an attractive drug target because most FOS initiate in these TARPγ8-enriched forebrain structures.

Janssen tested RAP-219’s effect on recombinant human GluA1-TARP8 complexes. The study found that RAP-219 inhibited the function of GluA1-TARP8 receptors with half maximal effect, referred to as the IC50, at a concentration of approximately 100 pM, demonstrating RAP-219’s potency. By contrast, RAP-219 was found to be far less potent on complexes of GluA1 with other relevant TARP isoforms, including 2, 3, 4 or 7 or on other receptor types, such as NMDA receptors, G protein-coupled receptors (“GPCRs”), enzymes or and kinases.

The corneal kindling induced seizure model in mice is considered to be a valid model in FOS. In this model studied by Janssen, repeated application of an electrical stimulus, which is initially subconvulsive, resulted in alterations in brain function that led to progressive sensitization to seizures. As illustrated in Figure 3 below, in fully kindled mice, oral administration of a single dose of RAP-219 at doses of 0.02 mg/kg to 3 mg/kg prevented seizures with an estimated half maximal effective concentration (“EC50”) occurring at 2.3 ng/mL plasma concentration. Immediately prior to the corneal kindling test, the same mice were assessed with a rotarod test. This is a performance test widely used to assess motor impairment and sedation in rodents. The lack of motoric impairment with RAP-219, even at approximately 100-fold higher exposures, is consistent with the lack of expression of TARP8 in brain regions involved in motor coordination and sedation, such as the hindbrain. We believe that this preclinical data highlights one potential advantage of the precision targeting observed with RAP-219 in preclinical models is a wide therapeutic index that may be achieved by avoiding AMPAR modulation in the hindbrain. RAP-219’s potentially wider therapeutic index could translate to patients, providing sustained therapeutic benefit without intolerable side effects, improving upon the traditional ASMs.

Corneal kindling responders and rotarod failures in mice
Corneal Kindling and Rotarod Failures (%)
100
90
80
70
60
50
40
30
20
10
0
1
10
100
1000
RAP-219 Plasma Concentration (ng/mL)
% Corneal Kindling Responders
% Rotarod Failures

Figure 3. RAP-219 had an estimated EC50 of 2.3 ng/mL in the corneal kindling mouse model of FOS

RAP-219 Preclinical Toxicity Studies

The toxicity of RAP-219 has been evaluated through multiple toxicology studies as recommended in ICH guidance. Based on the preclinical toxicology data collected to date, we believe RAP-219 has a favorable tolerability profile. These data support continued development of once-daily oral dosing of RAP-219.

RAP-219 Phase 1 Trials in Healthy Adult Volunteers

Several Phase 1 trials have been completed with finalized results, including a SAD trial, a first MAD trial, a MAD-2 trial, and a human PET trial. Overall, more than 100 healthy volunteers have been exposed to RAP-219 at single doses up to 3 mg and multiple doses up to 1.75 mg.

The SAD trial had two parts. Part 1 was randomized, double-blind and placebo-controlled; and evaluated doses from 0.25 mg to 3 mg; and Part 2 was an open label single cohort evaluation of the effect of a high-fat meal on the pharmacokinetics of a 1 mg single dose of RAP-219. There were five cohorts in the Phase 1 SAD trial Part 1 and each cohort consisted of six participants who received RAP-219 and two who received placebo. The pharmacokinetics of RAP-219 in the SAD Part 1 trial were characterized by low clearance and a long terminal elimination half-life of approximately 8 to 15 days. The maximum exposures (Cmax) at the 2 mg and 3 mg doses exceed 70 percent RO based on observations in the human PET trial. In Part 1 of the SAD trial, all dose levels were generally well tolerated with all drug related TEAEs rated as mild (grade 1) or moderate (grade 2). The most common TEAEs across the active treatment groups in Part 1 (occurred in ≥2 participants who received RAP-219) were sinus tachycardia (n=5 [16.7%]); anxiety and amnesia, (n=4 [13.3%] each); dizziness, paraesthesia, and palpitations (n=3 [10.0%] each). These TEAEs occurred mostly in participants receiving 2 or 3 mg. The majority of events resolved within 1 day. In Part 2, there were six subjects who received 1 mg of RAP-219. A modest increase in overall exposure (25% increase in area under the curve) and maximum exposure (42% increase in Cmax) were observed when RAP-219 was dosed with a high-fat, high-calorie meal.

The MAD trial was a randomized, double-blind, placebo-controlled trial evaluating once-daily doses of RAP-219 ranging from 0.25 mg to 1.25 mg over two or four weeks. Each of the five cohorts consisted of six participants receiving RAP-219 and two receiving a placebo.

The MAD-2 trial was a randomized, double-blind, placebo-controlled trial evaluating once-daily doses of RAP-219 ranging from 0.5 mg to 1.75 mg over 8 or 28 days. Each of the three cohorts consisted of six participants receiving RAP-219 and two receiving a placebo.

Multiple dose pharmacokinetics was marked by an approximate 8-fold accumulation in overall exposure (AUCtau) following 28 days of dosing at 0.75 mg and by approximately 3- to 4-fold increases in Cmax after 1.25 mg and 1.75 mg dosing, respectively, compared to the highest single dose of 3.0 mg. Similar to single dose pharmacokinetics, a long elimination half-life was also observed after multiple doses (mean of 492 to 960 hours).

The PET trial was an open label trial using a companion PET radiotracer to confirm neuroanatomical distribution TARPg8 expression and to determine dose-exposure-brain TARPg8 RO across a range of dosing and exposure levels. Cohort 1 was given the same dosing regimen used in the Phase 2a trial (0.75 mg daily for 5 days, followed by 1.25 mg daily for 9 days); Cohort 2 was given 0.25 mg daily for 14 days; Cohort 3 was given 0.25 mg daily for 7 days, followed by 0.5 mg daily for 7 days.

Figures 4 & 5 show the distribution of TARPg8 binding sites in the brain. These images show that TARPg8 binding sites are enriched in the neocortex and mesial temporal lobe with minimal levels in areas such as the brainstem and cerebellum. Calculated volume of distribution (VT) parameters for different brain regions further confirmed that TARPg8 binding sites are quantitatively enriched in the neocortex and mesial temporal lobe.

Figure 4. Pre- and 14 Day Post-Dose Average Baseline PET Scans Across All Subjects

Figure 5. Clinical TARPg8 PET Images

Figure 6 below shows the relationship between Day 14 observed plasma concentrations (drawn ~4 hours post-dose) and observed TARPg8 RO. This relationship represents a presumed sigmoidal shape with approximately 50%, 70% and 80% RO being associated with plasma concentrations of ~2.0 ng/mL, 3.7 ng/mL, and 6.4 ng/mL, respectively. The range of plasma concentration values associated with 50% to 70% RO (range of maximal efficacy based on the preclinical corneal kindling model) was lower than expected based on predictions from preclinical RO assessments in multiple species. Based on the RO observed on Day 14 and the long half-life of TARPg8, RO is anticipated to increase gradually with repeated dosing.

Receptor Occupancy (%)
Plasma Concentration (ng/mL)
EC50: 2.03 (ng/mL)
EC70: 3.68 (ng/mL)
EC80: 6.38 (ng/mL)
0.75mg QD (Day 2 - Day 6), 1.25mg QD (Day 7 - Day 15)
0.25mg QD (Day 2 - Day 15)
0.25mg QD (Day 2 - Day 8), 0.50mg QD (Day 9 - Day 15)
Actual values
Predicted values

Figure 6. Relationship between RAP-219 Plasma Concentrations and TARPγ8 RO

Overall, sixty-four healthy volunteers were exposed to multiples doses of RAP-219 in the MAD, MAD-2 and PET Phase 1 trials. RAP-219 was generally well-tolerated in all studies. TEAEs occurring at an incidence of >5% in the aggregated dataset were headache (12 participants [18.75%]), dry mouth (5 participants [7.81%]), brain fog (5 participants [7.81%]), fatigue (5 participants [7.81%]), sinus tachycardia (4 participants [6.25%]), insomnia (4 participants [6.25%]), decreased appetite (4 participants [6.25%]), diarrhea (4 participants [6.25%]), vision blurred (4 participants [6.25%]), medical device site reaction (3 participants [4.69%]), constipation (3 participants [4.69%]), disturbance in attention (3 participants [4.69%]), catheter site hematoma (3 participants [4.69%]), back pain (3 participants [4.69%]), abnormal dreams (3 participants [4.69%]), and bowel movement irregularity (3 participants [4.69%]). Among those TEAEs observed at an incidence of >5% in the participants exposed to RAP-219, those observed in the placebo group (n=16) were brain fog, decreased appetite, medical device site reaction, and constipation (each observed in 1 participant [6.25%]).

Proof-of-Concept Approach for RAP-219 in Drug-Resistant Focal Onset Seizures

For the Phase 2a proof-of-concept, open label trial of RAP-219, we enrolled 30 participants who have previously been implanted with an intracranial RNS system, marketed by NeuroPace, Inc. (“NeuroPace”), to monitor and manage their epilepsy. Additional key participant eligibility criteria include implantation of the RNS system at least 15 months before screening, stable device configuration, stimulation and detection settings (including the duration of “long episodes” (“LEs”) recorded by the RNS system) for at least eight weeks before screening, at least an average of eight LEs per 4-week interval and at least one clinical seizure in the 8-week retrospective eligibility period, treatment with a maximum of four concomitant medications and no generalized onset seizures in the past ten years. Participants in this trial received a dose of 0.75 mg per day for 5 days, followed by 1.25 mg per day for the remainder of the treatment period. Our Phase 2a proof-of-concept trial design is further detailed in Figure 7 below.

Figure 7. Phase 2a Proof-of-Concept Trial Schema.

The primary endpoint of our Phase 2a proof-of-concept trial was a reduction in frequency of LEs recorded by the RNS system, specifically the change in LE frequency during the treatment period (weeks 1-8) compared to baseline frequency (frequency per 28 days determined across 8-week retrospective and 4-week prospective baseline intervals). The primary analysis was both a responder analysis to determine the proportion of participants who experience a greater than or equal to 30% decrease in long episode frequency per 28 days and median percent change from baseline in long episode frequency. The key secondary endpoints of this proof-of-concept trial included median percent change in clinical seizure frequency (measured using patient-recorded paper diaries) and the proportion of participants who experienced a greater than or equal to 50% decrease in clinical seizure frequency during the treatment period.

In November 2023, we established a collaboration with NeuroPace to leverage the RNS system’s data to track responses of patients receiving RAP-219 in our Phase 2a proof-of-concept trial. This collaboration allowed us to more rapidly identify study sites and efficiently screen appropriate patients in the recruitment of our Phase 2a proof-of-concept trial. We believe access to NeuroPace’s data collection and analysis capabilities enabled us to efficiently prepare our proof-of-concept data package.

The RNS system is FDA approved for the treatment of drug-resistant FOS. The RNS system involves a surgeon implanting a small battery-powered device called a responsive neurostimulator in the patient’s skull. The neurostimulator is connected to thin wires, or electrodes, that the surgeon places in areas of the brain where the patient’s seizures originate. The device continuously records the brain’s electrical activity for abnormal epileptiform patterns. Abnormal brain electrical activity detected by the RNS system that could likely lead to a seizure is referred to as a LE. When abnormal activity is detected, the device delivers a pulse of electrical stimulation that may halt the seizure and prevent it from spreading to other brain regions.

Patients with the implanted RNS system typically also receive ASMs, and additional oral therapies may be prescribed to optimize treatment since many patients continue to have seizures after implantation of the device. Two retrospective studies published in peer reviewed epilepsy journals have demonstrated that when new ASMs are added to an RNS system patient’s treatment regimen, LE changes detected by the RNS system within one to four weeks of new ASM treatment initiation are predictive of long-term clinical response (i.e., a clinically meaningful reduction in focal seizures) to the new ASM. In addition, other iEEG measures obtained from the RNS system have also been shown to be predictive of clinical response, such as detections or episode starts, spike frequency and spectral power, and were used as secondary or exploratory endpoints in this trial.

Testing RAP-219 in patients with the RNS system provided the opportunity to objectively quantify changes in LE frequency as a potential biomarker of efficacy. Because LEs have been shown to provide an early and objective indicator of clinical response to an ASM, and because the population of patients with the RNS system is representative of the drug-resistant FOS patient population that will be the focus of future registrational trials, quantifying LEs after the addition of RAP-219 may provide a clearer perspective on the potential of RAP-219 to provide clinical benefit in future FOS trials. We enrolled patients who were treated with an RNS system for at least 15 months, had stable device configuration settings, stimulation and detection settings (including LE duration) for at least eight weeks before screening and continued to have seizures while also on a stable ASM regimen.

The RNS proof-of-concept protocol was chosen after discussions with key opinion leaders, consultants, and clinical advisory boards, and it was determined that it provided the best chance of translatability to registrational trial outcomes in FOS.

Results from Phase 2a proof-of-concept study of RAP-219 in Focal Onset Seizures

Thirty participants were enrolled in the Phase 2a proof-of-concept study and received at least one dose of RAP-219. Twenty-six participants (86.7%) completed dosing. The primary reasons for discontinuation of RAP-219 were AE (3 participants [10.0%]) and Other (1 participant [3.3%]).

Key Efficacy Results

Efficacy findings from the Phase 2a trial demonstrated statistically significant results for primary long episode (“LE”) endpoints and key secondary endpoints of clinical seizures. In the 8-week treatment period, 85.2% of patients achieved ≥30% reduction in LEs from baseline (p<0.0001), 72.0% achieved ≥50% reduction in clinical seizures from baseline (p<0.0001), and 24% of patients achieved seizure freedom for the 8-week treatment period (p<0.0001). Topline efficacy data are shown in the following table.

Outcome Measures for 8-Week Treatment Period		RAP-219
Long Episodes (LEs)— primary efficacy endpoint mITT: N=27	Patients with ≥30% reduction in LEs from baseline	85.2% (p<0.0001)
	Median reduction in LE frequency from baseline	71.0% (p=0.0001)
Clinical Seizures (CS)— key secondary endpoint mITT-CS: N=25	Patients with ≥50% reduction in clinical seizures from baseline	72.0% (p<0.0001)
	Patients who achieved seizure freedom	24.0% (p<0.0001)
	Median reduction in clinical seizure frequency from baseline	77.8% (p=0.01)

mITT: patients with ≥3 weeks or treatment, ≥70% adherence, and no RNS system detection or stimulation setting changes. mITT-CS: mITT with clinical seizures in prospective baseline. Statistical methods: For responder analysis for LEs, clinical seizure reduction ≥50%, and seizure freedom, two-tailed p-values were calculated using a one-sample exact binomial of proportions against a null hypothesis of 10%, 20%, and 1.5% respectively. For median reduction from baseline in LEs and clinical seizures, two-tailed p-values were calculated from the Wilcoxon signed rank test against a null hypothesis of 0% and 20%, respectively.

Key Safety and Tolerability Results

Thirty patients entered the 8-week treatment period of the Phase 2a trial and were dosed with RAP-219. There were four discontinuations during the treatment period, three of which were attributed to treatment-emergent adverse events (“TEAEs”). The safety population comprised all 30 patients receiving at least one dose of RAP-219. In the Phase 2a trial, RAP-219 was generally well-tolerated, with the majority of TEAEs being mild and a low discontinuation rate:

•
No serious adverse events were reported during the treatment period
•
All TEAEs reported were mild (78.5%) or moderate (21.5%) in severity (Grades 1 or 2) during the treatment period
•
3 (10%) patients discontinued treatment due to TEAEs
•
The most common TEAEs reported (≥ 10% incidence) were dizziness (n= 8, 26.7%), headache (n = 5, 16.7%), fatigue (n = 4, 13.3%), fall (n = 3, 10.0%), nausea (n = 3, 10.0%), and somnolence (n = 3, 10.0%).

Trial Demographics and Baseline Characteristics

The demographics and baseline characteristics of patients enrolled in the Phase 2a study are consistent with that of patients expected in future registrational trials. The trial enrolled 12 women and 18 men, and the mean age of patients enrolled was 40.1 years. The mean age of enrolled patients at the time of their first seizure was 16.6 years. Patients were taking a median of 3 concomitant antiseizure medications, with the highest proportion of patients taking lamotrigine (50%), levetiracetam (40%), and cenobamate (37%) medications.

Planned Phase 3 Trial in Focal Onset Seizures

Based on the successful outcome of our Phase 2a proof-of-concept clinical trial, we completed an end of Phase 2 meeting with the FDA in December 2025, where we received feedback supporting advancement into two parallel Phase 3 trials of RAP-219 in patients with drug-resistant FOS. We will be accelerating our efforts to initiate the Phase 3 program in the second quarter of 2026.

The Phase 3 program will include two global, multicenter, randomized, double-blind, and placebo-controlled Phase 3 trials (RAP-219-FOS-301 and RAP-219-FOS-302). Each trial will enroll more than 300 adults with drug-resistant FOS. The trials will evaluate RAP-219 over a 14-week total treatment period, consisting of a 2-week titration period and a12-week maintenance treatment period. In RAP-219-FOS-301, subjects will be randomized in a 1:1:1 ratio to one of three treatment arms: RAP-219 0.75 mg, RAP-219 1.25 mg, or placebo. In RAP-219-FOS-302, subjects will be randomized in a 1:1:1 ratio to one of three treatment arms: RAP-219 0.25 mg, RAP-219 0.75 mg, or placebo. The primary endpoint for both trials will be the median percent change from baseline in clinical seizure frequency per 28 days during the double-blind treatment period, based on clinical seizure e-diaries.

Opportunities to Expand the Potential for RAP-219 in Epilepsy - Primary Generalized Tonic-Clonic Seizures

PGTCS is present in 25%-35% of all epilepsy patients which conservatively represents approximately 0.8 million patients in the United States experiencing PGTCS. Therapies that have demonstrated efficacy in FOS have a high probability of demonstrating efficacy in PGTCS. Building on the robust clinical data from RAP-219’s Phase 2a proof-of-concept trial in FOS, Rapport is expanding its epilepsy portfolio into PGTCS, the most common type of generalized seizure and an important next step in addressing unmet need across the epilepsy spectrum. AMPAR is a validated target for the treatment of PGTCS, based on the clinical efficacy results in this patient population reported with perampanel. With proof-of-concept established in FOS, Rapport plans to advance RAP-219 into a Phase 3 trial in PGTCS in the first half of 2027. Figure 8 below illustrates the prevalence of PGTCS in the United States.

3.0M
U.S. Epilepsy Patients
(ages 18+)
25-35%
~0.8M PGTCS Patients
~30-40%
Drug-resistant

Figure 8. The prevalence of PGTCS in the United States is estimated to be 0.8 million patients

Bipolar Disorder Background and TARPg8 as a Potential Treatment

Many ASMs blunt excitatory neurotransmission in the CNS and some have been shown to provide clinical benefit in other indications, including psychiatric diseases. However, the same issues that are problematic in ASMs used to treat epilepsy, such as intolerable AEs and drug-drug interactions, are also present when treating these other indications. Because monotherapy also commonly fails in the treatment of psychiatric conditions, polypharmacy is a widespread practice.

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

Bipolar disorder affects 2.8 percent of the adult population in the United States, or approximately 7.2 million adults. Due to a low rate of diagnosis, it is estimated that 2.9 million patients have obtained a diagnosis of bipolar I or bipolar II disorder and approximately 1.5 million patients are diagnosed with bipolar mania. The global bipolar disorder market was approximately $1.4 billion in 2022, and sales are expected to grow to over $4 billion by 2028. Bipolar disorder is often treated with antipsychotic medications as a monotherapy or in combination with mood stabilizers. The side effects and safety risks associated with antipsychotic drugs in patients with bipolar disorder include dizziness, sedation, weight gain, movement disorders and agitation. Figure 9 below illustrates the prevalence of biploar disorder in the United States.

Figure 9. The prevalence of bipolar disorder in the United States is estimated to be 7.2 million patients

We believe that RAP-219 has the potential to provide a clinical benefit to patients with bipolar disorder for multiple reasons. First, there are several ASMs, including valproate, lamotrigine, and carbamazepine, that have shown clinical benefit in epilepsy and bipolar disorder and are FDA approved for both indications. The corneal kindling model of epilepsy is also believed by some experts to be predictive of bipolar treatments. Second, third- party functional neuro-imaging studies in patients with bipolar disorder typically show that the hippocampus, a brain region where TARP8 is expressed, exhibits abnormal activation and hyperactivity as well as elevated responses to emotional stimuli, attentional activities and memory tasks. Finally, a third-party genome-wide association study of 40,000 patients with bipolar disorder reported that bipolar disorder risk alleles were enriched in genes in synaptic signaling pathways and brain-expressed genes, particularly those with high specificity of expression in neurons of the neocortex and mesial temporal lobe. We believe that by selectively targeting TARP8 and blunting abnormal hippocampal activity, RAP-219 may normalize these responses and thereby improve the symptoms of bipolar disorder.

Long-Acting Injectable Background and TARP8 as a Potential Treatment

The ultimate goal of antiseizure therapy is complete freedom from seizures and improvement in patient quality of life. We believe that RAP-219 has the potential to significantly reduce or possibly eliminate FOS while avoiding many of the common intolerable AEs associated with many approved ASMs. The differentiated target and mechanism of action of RAP-219 in combination with its neuroanatomical precision within the most common seizure onset-zones as demonstrated in preclinical models provides the opportunity for potentially superior clinical activity compared to currently approved ASMs. Certain patients who are refractory to treatment with other ASMs have been found to respond favorably to combination therapies, especially when rational polypharmacy is employed. We believe that the unique proposed mechanism of RAP-219 and its potential for reduced drug-drug interactions, if approved, would make it a drug of choice for rational polypharmacy by improving clinical benefit without changing drug levels of other ASMs.

We have identified an LAI candidate formulation of RAP-219 with the goal of improving adherence and thereby offering the potential for long-term seizure control. For many patients, nonadherence to prescribed ASMs is a major issue in optimizing benefit from pharmacotherapy. This non-adherence rate can be up to approximately 50 percent. One study found that patients who were not adherent to their ASMs had less seizure control as compared with patients who were adherent. We believe that the properties of RAP-219, including its high potency and long half-life, each observed to date in our clinical studies, offer the opportunity to create a

LAI formulation. In addition, we believe a once-monthly LAI formulation of RAP-219 could improve adherence and offer an important and attractive alternative dosage form for patients. A long-acting formulation of RAP-219 has the potential to be the first LAI ASM. We have initiated IND-enabling activities to support a Phase 1 clinical study in healthy volunteers, with initial PK results expected in 2027.

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

Our 6β4 nAChR Program

We are developing agonists of the α6β4 nAChR to treat chronic pain states that may include chronic pain and migraine. In third-party clinical trials, pan-nAChR agonists have been shown to significantly reduce pain, but these agonists were associated with side effects that limited their development. Our RAP platform technology allowed identification of agonists selective for α6β4 nAChRs that have potential clinical activity in chronic pain and migraine with improved tolerability.

6β4 nAChR as a Potential Target in Chronic Pain and Migraine

Nicotine and certain nAChR agonists have analgesic properties, but their development for chronic pain has been unsuccessful. ABT-594, an investigational third-party pan-nAChR agonist studied by Abbott, demonstrated significant improvements in patients with neuropathic pain in a Phase 2 randomized placebo-controlled study, but up to 66 percent of patients withdrew from the trial due to AEs such as nausea, dizziness, vomiting, abnormal dreams and asthenia (weakness or lack of energy). Following these results, further development of ABT-594 was discontinued. There are currently no approved drugs for pain that specifically target nAChRs.

Third-party animal and human studies have implicated the α6β4 nAChR as a potential target for chronic pain. The α6β4 nAChR subtype is enriched in sensory neurons of dorsal root ganglia (“DRG”), and α6β4 nAChR activity is associated with reduced pain. Mouse strains with increased levels of α6β4 in DRG showed reduced pain in a spared nerve injury (“SNI”) model of neuropathic pain. Conversely, complete inactivation of the gene for α6β4 in mice blocked the analgesic effects of nicotinic compounds. In humans, genetic variants with reduced α6β4 nAChR activity showed increased levels of postoperative pain.

In addition to its expression in DRG, the α6β4 nAChR is expressed in sensory neurons of the trigeminal ganglia, which play central roles in neurogenic inflammation, vasodilation, and pain signaling associated with migraine.

Although the potential for selective α6 agonists as a therapeutic agent in diverse pain states is acknowledged, discovery efforts have been hampered by challenges in establishing functional assays for α6β4 containing nAChRs in cell lines. Recombinant α6β4 does not assemble into functional multi-subunit nAChRs; therefore, α6β4 activity could not be measured in cell lines used for drug discovery. Our Chief Scientific Officer, Dr. Bredt, and his colleagues, overcame this impediment through the identification of RAPs, which serve as chaperones and auxiliary subunits that drive the assembly of functional α6β4 nAChRs. This has enabled us to functionally express α6β4 nAChR and discover a series of α6β4-selective agonists that we believe have the potential to alleviate chronic pain while avoiding the AEs that have precluded development of earlier non-selective nAChRs agonists.

Preclinical Validation of Our Approach

Using high throughput screening on cell lines expressing α6β4 nAChR and medicinal chemistry, we discovered novel small molecules that selectively activate α6β4 nAChRs. These agonists were characterized in patch clamp assays where they were shown to be selective modulators of α6β4 compared to nAChRs that did not contain the α6β4 subunit, including the more ubiquitously expressed α4β2 and α3β4 nAChRs. One of these agonists, RAP-641, is a potent activator of α6β4 and had minimal activity on α4β2 and α3β4 nAChR subtypes.

We have tested RAP-641 in multiple peripheral nerve injury models. In these models, damage to the sciatic nerve results in hypersensitivity of the rat hind paw. It was observed that RAP-641 mitigated this hypersensitivity. We believe this demonstrates the potential for α6β4 to be a therapeutic target in chronic pain.

We also tested RAP-641 in a nitroglycerin model that recapitulates key features of human migraine, including trigeminal activation, meningeal vasodilation, and orofacial allodynia. In this model, α6β4-selective agonists reduced nitroglycerin-induced vasodilation and attenuated pain-associated behaviors, including facial allodynia and grimace. In a different model of CGRP-mediated vasodilation, α6β4-selective agonists also reduced capsaicin-evoked dermal vasodilation. These findings further support α6β4 nAChR as a modulator of sensory neuron–mediated pain and suggest potential applicability across multiple pain indications.

We have initiated IND-enabling activities for RAP-641, our development candidate agonist of the α6β4 nAChR which we are pursuing as a potential novel non-opioid, non-CNS approach for chronic pain and migraine.

Our 910 nAChR Program

We are developing agonists of the α9α10 nAChR for treatment of hearing disorders, which may include age-related hearing loss, acoustic trauma and tinnitus, as well as for treatment of vestibular disorders. Targeting the α9α10 receptor represents a potential precision medicine approach, as this receptor is only detectable functionally in auditory and vestibular hair cells. Third-party genetic studies in mice have shown that augmenting the α9 nAChR pathway can help prevent hearing loss associated with aging and acoustic trauma. Conversely, genetic loss of this receptor makes mice more susceptible to hearing loss. These α9 knockout mice also display worsened symptoms and delayed recovery following vestibular lesions. Taken together these preclinical data suggest that α9α10 activity may be beneficial in auditory or vestibular disorders. Despite this genetic validation, discovery of selective α9α10 nAChR agonists has been challenging because recombinant expression of α9α10 in cell lines does not create a functional receptor. Our ability to identify α9α10 selective agonists was made possible by the application of our RAP platform technology. We are currently working on oral therapeutic drug candidates targeting the α9α10 nAChR, which we believe has a high potential target in hearing and vestibular disorders.

Background to Hearing and Vestibular Disorders

Approximately one third of people aged 65 to 74 and nearly half aged 75 and older have age-related hearing loss. Acoustic trauma affects approximately five percent of the global population, and surveys estimate that 10 to 25 percent of adults in the United States have tinnitus. Many hearing disorder patients start their treatment by using a hearing aid, with cochlear implantation given to the most severely affected patients. Despite this high prevalence, there are few pharmacotherapeutic treatments to prevent or reverse hearing disorders.

Vestibular disorders impact a substantial portion of the population and increase markedly with age. Epidemiologic studies estimate that up to 35 percent of adults over age 40 have experienced vestibular dysfunction, with dizziness and balance disorders representing a leading cause of falls in older adults. Patients commonly suffer from vertigo, chronic dizziness, imbalance, and visual instability, often resulting in significant functional impairment. Current pharmacologic options are limited to symptomatic treatments—such as vestibular suppressants and antiemetics—that are frequently associated with sedation, cognitive impairment, and worsening balance, particularly in older patients. As a result, management often relies on avoidance and compensation rather than restoration of normal vestibular function, underscoring the need for well-tolerated therapies that directly address the underlying biology of vestibular disorders.

910 nAChR as a Potential Target in Hearing and Vestibular Disorders

The role of the α9α10 nAChR in hearing loss has been demonstrated by third-party genetic experiments. Gain and loss of function mutations to the gene encoding α9 demonstrated its role in experimentally induced hearing loss, as measured with auditory brain stem responses. In these experiments, a noise trauma that typically induces a temporary hearing loss in wild type, persisted in mice with a null mutation of the gene encoding α9, demonstrating increased vulnerability to hearing loss. By contrast, mice with a gain-of-function mutation in the gene for α9 were protected from temporary and persistent hearing loss from the same noise trauma. Activation of α9α10 nAChRs is therefore expected to protect against noise induced hearing loss.

Third-party genetic studies also implicate the α9α10 nAChR in vestibular disorders. In a mouse model of unilateral vestibular loss, deletion of the α9 subunit disrupted efferent vestibular signaling and significantly altered vestibular compensation, including delayed suppression of spontaneous nystagmus and abnormal recovery of vestibulo-ocular reflex dynamics. Activation of α9α10 nAChRs is therefore expected to normalize vestibular signaling, and accelerate functional recovery, supporting α9α10 agonism as a rational therapeutic strategy for vestibular disorders.

Preclinical Validation of Our Approach

In vitro studies of α9α10 nAChR physiology have been challenging because this receptor could not be functionally expressed in recombinant cell lines in the absence of it RAPs. Through a genome-wide screen using our discovery platform, RAPs that drive the assembly of functional α9α10 nAChRs were identified by Janssen. Expression of these RAPs along with the α9 and α10 subunits enabled functional α9α10 nAChR expression in cell lines that we believe are suitable for drug discovery.

Janssen conducted a high throughput screen of cells engineered to express α9α10 nAChR and identified several small molecule agonists of α9α10. Through our medicinal chemistry efforts, α9α10 agonists with low nanomolar potency, inner ear penetration and high selectivity versus other nAChR family members have been identified and are being optimized. The use of these orally administered molecules in models of hearing and vestibular disorders may demonstrate the potential of α9α10 agonists to address these unmet needs.

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

Additionally, we rely on third-party CMOs for late-stage development and intend to rely on third-party CMOs for commercial manufacturing if our product candidates receive marketing approval. As our lead product candidates advance through clinical development, we expect to enter into longer-term commercial supply agreements to fulfill and secure our production needs. While the drug substances used in our product candidates are manufactured by more than one supplier, the number of manufacturers is limited. In the event it is necessary or advisable to acquire supplies from an alternative supplier, we might not be able to obtain them on commercially reasonable terms, if at all. It could also require significant time and expense to redesign our manufacturing processes to work with another company. If we need to change manufacturers during the clinical or development stage for product candidates or after commercialization for our product candidates, if approved, the FDA and corresponding foreign regulatory agencies must approve these new manufacturers in advance, which will involve testing and additional inspections to ensure compliance with FDA regulations and standards and may require significant lead times and delay.

To adequately meet our projected commercial manufacturing needs, our CMOs will need to scale-up production, or we will need to secure additional suppliers. Processes for producing drug substances and drug products for commercial supply are currently being developed, with the goal of achieving reliable, reproducible, and cost-effective production. We believe the drug substance and drug product processes for our current product candidates can be appropriately scaled.

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

The key competitive factors affecting the success of RAP-219, and any other product candidates that we develop to address FOS and other neurological and psychiatric disorders, if approved, are likely to be efficacy, safety, convenience, price, the level of generic competition and the availability of reimbursement from government and other third-party payors.

Focal Onset Seizures

In the field of FOS, we face competition from a variety of currently marketed therapies such as generic anticonvulsants, ASMs, sodium channel modulators and benzodiazepines, devices such as deep brain stimulation like the RNS system as well as brain surgeries in patients who have failed polypharmacy. RAP-219 may face competition from currently marketed therapies such as

XCOPRI (cenobamate), which was developed by SK Life Science Inc. and approved by the FDA in November 2019; BRIVIACT (brivaracetam), which was developed by UCB S.A. and approved by the FDA in 2016; and FYCOMPA (perampanel), which was developed by Eisai Co. Ltd. and approved by the FDA in 2012. Our competition for RAP-219 may also include therapies in clinical development, such as XEN1101 being developed by Xenon Pharmaceuticals Inc., BHV-7000 being developed by Biohaven Ltd. (“Biohaven”), PRAX-628 being developed by Praxis Precision Medicines, Inc., ES-481 being developed by ES Therapeutics Australia Pty Ltd., and SPN-817 being developed by Supernus Pharmaceuticals, Inc.

Bipolar Disorder

In the field of bipolar disorder, RAP-219 faces competition from mood stabilizers (e.g. lithium and Lamictal) and antidepressants (e.g. selective serotonin reuptake inhibitors and serotonin and norepinephrine reuptake inhibitors). Our competition may also include other programs in clinical development for the treatment of disorder in bipolar disorder, such as KarXT by Bristol Meyers Squibb.

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

TARP8 Program

We own six patent families directed to TARP8 modulators. A first patent family is directed to compositions of matter of certain TARP8 modulators, including RAP-219, and methods of use and expires in 2036, without taking a potential patent term extension into account. As of March 1, 2026, this patent family has two U.S. patents, one European patent, validated in 40 states, over 25 patents in various other foreign jurisdictions, one U.S. pending application, and over 10 applications pending in foreign jurisdictions. A second patent family is directed to compositions of matter of certain TARP8 modulators and methods of use and expires in 2037, without taking a potential patent term extension into account. As of March 1, 2026, this patent family has one U.S. patent. A third patent family is directed to compositions of matter of certain TARP8 modulators and methods of use and expires in 2037, without taking a potential patent term extension into account. As of March 1, 2026, this patent family has one U.S. patent, one European patent, validated in eight states, and over 10 patents in various other foreign jurisdictions. A fourth patent family is directed to compositions of matter of certain TARP8 modulators and methods of use and expires in 2037, without taking a potential patent term extension into account. As of March 1, 2026, this patent family has one U.S. patent, one European patent, validated in six states, more than 10 patents in various other foreign jurisdictions, and three applications pending in foreign jurisdictions. A fifth patent family is directed to crystalline forms of a TARP8 modulator and methods of use and expires in 2045, if granted, without taking a potential patent term extension into account. As of March 1, 2026, this patent family has one pending international application filed under the Patent Cooperation Treaty. A sixth patent family is directed to pharmaceutical formulations and methods of use and oral doses of a TARP8 modulator and expires in 2045, if granted, without taking a potential patent term extension into account. As of March 1, 2026, this patent family has one pending PCT application. A seventh patent family is directed to methods of use of a TARPg8 modulator and expires in 2046, if granted, without taking a potential patent term extension into account. As of March 1, 2026, this patent family has one pending U.S. provisional application.

nAChR Program

We own one patent family directed to nAChR modulators. This patent family is directed to compositions of matter of certain nAChR modulators and methods of use and expires in 2046, if granted, without taking a potential patent term extension into account. As of March 1, 2026, this patent family has one pending international application filed under the Patent Cooperation Treaty.

We have also non-exclusively in-licensed from Janssen Pharmaceutica NV three patent families directed to recombinant cells for the expression of nAChRs. A first patent family is directed to expression systems for the 910 nicotinic acetylcholine receptor and methods of use and expires in 2040, without taking a potential patent term extension into account. As of March 1, 2026, this patent family has one U.S. issued patent and three applications pending in foreign jurisdictions. A second patent family is directed to expression systems for the 252 nicotinic acetylcholine receptor and methods of use and expires in 2042, if granted, without taking a potential patent term extension into account. As of March 1, 2026, this patent family has one U.S. pending application and multiple applications in foreign jurisdictions. A third patent family is directed to 64 nicotinic acetylcholine receptor and methods of use and expires in 2042, if granted, without taking a potential patent term extension into account. As of March 1, 2026, this patent family has one U.S. pending application and multiple applications in foreign jurisdictions.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application.

In the United States, the term of a patent covering an FDA-approved drug may be eligible for a patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”) as compensation for the loss of patent term during the FDA regulatory review process. The period of extension may be up to five years beyond the expiration of the patent, but cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent among those eligible for an extension may be extended, and a given patent may only be extended once. Similar provisions are available in Europe and in certain other jurisdictions to extend the term of a patent that covers an approved drug. If our product candidates receive FDA approval, we intend to apply for patent term extensions, if available, to extend the term of patents that cover the approved product candidates. We also intend to seek patent term extensions in any jurisdictions where they are available, however, there is no guarantee that the applicable authorities, including the FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.

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

Janssen is also eligible to receive (a) royalties ranging from mid to high-single digit percentages on worldwide net sales of any products containing a TARP8 development candidate and (b) royalties ranging from low to mid-single digit percentages for other TARP8 products that do not contain a TARP8 development candidate, in each case of (a) and (b), subject to potential reductions following the expiration of valid claims and regulatory exclusivity covering such TARP8 products, the launch of certain generic products and the application of certain anti-stacking reductions for third party intellectual property payments, subject to a customary reduction floor. The royalties for any TARP8 product will expire on a country-by-country basis upon the latest to occur of (i) the expiration of all valid patent claims covering such product in such country, (ii) the expiration of all regulatory exclusivities in such country, and (iii) a specified number of years following the first commercial sale of such product in such country. The Janssen License provides us with certain other exclusive rights with respect to small molecules with activity against TARP8 and nAChR.

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

NeuroPace Master Services Agreement and Statement of Work

In November 2023, we entered into a master services agreement (the “NeuroPace Agreement”) with NeuroPace Inc. (“NeuroPace”), the manufacturer and distributor of the responsive neurostimulation (“RNS”) system. Pursuant to the NeuroPace Agreement and in accordance with statement of work agreements entered into from time to time, NeuroPace provides us with certain services with respect to data from the RNS systems used in our clinical trials. The NeuroPace Agreement also grants us a royalty-free, worldwide, exclusive, non-transferable license to all data collected by the RNS systems in our RAP-219 clinical trials in drug-resistant FOS and the outcomes of algorithms that are applied to such data, as well as the ability to publish the outcomes of algorithms, subject to certain conditions. The consideration we will pay to NeuroPace for such services is set out in each statement of work agreement.

Concurrently with the execution of the NeuroPace Agreement, the parties also entered into an initial statement of work, as amended in March 2024, and a second SOW in July 2025 (collectively, the “NeuroPace SOWs”) under the NeuroPace Agreement, pursuant to which NeuroPace agreed to provide services related to our RAP-219 Phase 2a proof-of-concept clinical trial and planned open-label long term safety trial in RAP-219 for FOS, including, among other things, clinical trial readiness support, identification of potential patients satisfying the enrollment criteria and RNS system data reporting and data analysis. Pursuant to the payment schedule set out in the NeuroPace SOWs, the Company will pay NeuroPace an aggregate of up to $5.3 million over a period of approximately four years in connection with NeuroPace’s provision of services and achievement of certain patient enrollment and deliverable milestones.

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

During its review of an NDA, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre-approval inspections may cover all facilities associated with an NDA, including drug component manufacturing (such as active pharmaceutical ingredients (“APIs”)), finished drug product manufacturing, and control testing laboratories. The FDA will not approve an NDA unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications.

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

Brexit and the Regulatory Framework in the United Kingdom

The United Kingdom (“UK”) ceased being a Member State of the EU on January 31, 2020. As a result of the Northern Ireland Protocol, following Brexit, the EMA remained responsible for approving novel medicines for supply in Northern Ireland under the EU centralized procedure, and a separate authorization was required to supply the same medicine in Great Britain (England, Wales and Scotland). On February 27, 2023, the UK government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework.” The Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, and the medicines aspects of the Windsor Framework have applied since January 1, 2025. This new framework fundamentally changes the previous system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK. In particular, the Medicines and Healthcare products Regulatory Agency (“MHRA”) is now responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland), and the EMA no longer has any role in approving medicinal products destined for Northern Ireland under the EU centralized procedure. A single UK-wide marketing authorization will be granted by the MHRA for all novel medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. However, although a separate authorization is now required to market medicinal products in the UK, under an international recognition procedure which was put in place by the MHRA on January 1, 2024, the MHRA may take into account decisions on the approval of a marketing authorization from the EMA (and certain other regulators) when considering an application for a UK marketing authorization.

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

Privacy and Data Security

In the ordinary course of business, we process sensitive data. Accordingly, we are, or may be become, subject to numerous privacy and data security obligations, including global, federal, state, and local laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements and other obligations related to privacy and data security.

These privacy and data security laws are evolving and may impose potentially conflicting obligations. Such obligations may include, without limitation, federal health information privacy laws, state information security and data breach notification laws, state health information privacy laws, state and federal regulation and guidance related to artificial intelligence governance and security protocols, and federal and state consumer protection laws (e.g., the Federal Trade Commission Act). In addition, numerous U.S. states have comprehensive privacy laws that impose certain obligations on covered businesses, and similar laws are being considered in several other states, as well as at the federal and state levels. While these states exempt some data processed in the context of clinical trials, these developments may further complicate compliance efforts, and are examples of the increasingly stringent and evolving regulatory frameworks related to personal data processing, as more fully discussed in the section titled “Risk Factors” included elsewhere in this Annual Report.

Additionally, to the extent we collect personal data from individuals outside of the United States, through clinical trials or otherwise, we are, or may become, subject to foreign data and data security laws, such as the European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”) the UK equivalent (“UK GDPR”), and other national data protection legislation in force in relevant EEA Member States. Foreign privacy and data security laws impose significant and complex compliance obligations on entities that are subject to those laws, as more fully discussed in the section titled “Risk Factors” included elsewhere in this Annual Report.

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
•
required collection of rebates for drugs paid by Medicaid managed care organizations; and
•
required manufacturers to participate in a coverage gap discount program, which was later replaced under the Inflation Reduction Act of 2022 (“IRA”) with the Medicare Part D manufacturer discount program under which manufacturers were required to offer a 50 percent point-of-sale discount (later increased to 70%) off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D (later increased to 70%); among other reforms.

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
•
Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers were further reduced starting on January 1, 2025.
•
The IRA, for example, included several other provisions that may impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, and impose new manufacturer financial liability on all drugs in Medicare Part D. Further, the IRA among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions take effect progressively starting in fiscal year 2023. HHS completed the first and second rounds of price negotiations and has announced the first and second sets of “maximum fair prices,” covering a total of 25 drugs. The Medicare drug price negotiation program is currently subject to legal challenges. It is unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. The One Big Beautiful Bill Act of 2025 (“OBBBA”) imposed significant reductions in Medicaid funding, additional work requirements for Medicaid recipients, and more frequent reenrollment requirements, which are expected to place substantial pressure on state Medicaid budgets, reduce enrollment, and limit covered services, which could decrease utilization of, and reimbursement for, our products, if approved.

These laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. The Trump Administration has issued executive orders and supported proposed regulatory initiatives in 2025 that could have a significant impact on the prices that we, or any collaborators, may receive for any approved products.

On May 12, 2025, President Trump signed an executive order directing the Secretary of HHS to set and communicate most-favored-nation (“MFN”) price targets to manufacturers and propose a rulemaking plan to impose MFN pricing if “significant progress” is not made, and also directing the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. The executive order further states that the Administration will take additional action (for example, examining whether marketing approvals should be modified or rescinded or considering individual drug importation waiver authorities) should manufacturers fail to offer American consumers the MFN lowest price. In July 2025, President Trump sent letters to certain pharmaceutical companies demanding that these companies extend MFN pricing to Medicaid and newly launched drugs as well as move to direct-to-consumer models priced at MFN pricing, and soliciting binding commitments by September 29, 2025. Since this time, multiple drug manufacturers have announced plans to, for certain of their drugs, lower prices to reflect similar pricing around the world, and to sell these reduced-price drugs on a direct-to-consumer purchasing platform developed by the federal government; however, it is not known what results will occur to the extent the recipients of these letters do not reduce their U.S. prices.

On December 19, 2025, CMS released two proposed rules that would incorporate MFN pricing principles into federal reimbursement for prescription drugs. The first proposal, the Global Benchmark for Efficient Drug Pricing Model (“GLOBE”) for Medicare Part B, would require manufacturers of specified single source drugs and sole source biologics to pay incremental rebates based on international benchmark prices, with participation triggered for products meeting CMS’s spending and eligibility criteria. The second proposal, the Guarding U.S. Medicare Against Rising Drug Costs (“GUARD”) model for Medicare Part D, would similarly mandate manufacturer rebates for qualifying sole source drugs where the Medicare net price exceeds an MFN benchmark derived from international reference pricing methodologies. As proposed, GLOBE would begin a five year performance period on October 1, 2026 and GUARD would begin its performance period in 2027. These proposals will likely be subject to legal challenges that could delay their implementation or modify their impact on manufacturer pricing and revenue. Additionally, in November 2025, CMS introduced the GENErating cost Reductions fOr U.S. Medicaid (“GENEROUS”) Model, a voluntary MFN framework for manufacturers participating in the Medicaid Drug Rebate Program. Although it is voluntary, the GENEROUS Model could also impact the drug pricing landscape for manufacturers.

The effect of these healthcare reform initiatives on our business and the pharmaceutical industry in general is not yet known, but could be substantial and materially adverse to our ability to successfully commercialize our product candidates at profitable price points.

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

Employees and Human Capital Resources

As of December 31, 2025, we had 84 full-time employees, and approximately 33 of our employees have M.D. or Ph.D. degrees. Within our workforce, 62 employees are engaged in research and development and 22 are engaged in business development, finance, legal, and general management and administration. Our human capital resources objectives include identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available through the “Investors” portion of our website free of charge on our website, https://investors.rapportrx.com, as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission (“SEC”). Information on our website is not part of this Annual Report or any of our other securities filings unless specifically incorporated by reference herein or therein. In addition, these reports may be accessed through the SEC’s website, www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

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

We are a clinical-stage biotechnology company with a limited operating history. We were formed in February 2022 and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our RAP technology platform and technology, identifying potential product candidates, securing intellectual property rights, and planning and undertaking preclinical studies and clinical trials. Substantially all of our product candidates were initially developed by Janssen, which we in-licensed pursuant to the Janssen License, entered into shortly after our formation. We have not yet demonstrated an ability to generate revenues, obtain regulatory approvals, manufacture any product on a commercial scale or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful product commercialization. Our limited operating history as a company makes any assessment of our future success and viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage biotechnology companies in rapidly evolving fields, and we have not yet demonstrated an ability to successfully overcome such risks and difficulties. If we do not address these risks and difficulties successfully, our business will suffer.

The success of our business depends primarily upon our ability to identify, develop, and commercialize product candidates based on our RAP technology platform. We do not know whether we will be able to develop any product candidates that succeed through preclinical and clinical development or products of commercial value. We have no products approved for commercial sale and have not generated any revenue from product sales to date. We will continue to incur significant research and development and other expenses related to our preclinical and clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses totaled $111.5 million and $78.3 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we have not yet generated revenues and had an accumulated deficit of $235.2 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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
•
seek to identify, acquire and develop additional product candidates, including through business development efforts to invest in or in-license other technologies or product candidates;
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

Additionally, our expenses could increase beyond our expectations if we are required by the FDA, EMA, MHRA or other comparable regulatory authorities to perform clinical trials in addition to those that we currently expect, or if there are any delays in establishing appropriate manufacturing arrangements for or in completing our clinical trials or the development of any of our product candidates.

We will require additional funding in order to finance operations. If we are unable to raise capital when needed, or on acceptable terms, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

Developing biotechnology products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to continue to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek regulatory and marketing approval for, our product candidates. Even if our current or future product candidates are approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. To date, we have funded our operations principally through private financings, our initial public offering (“IPO”) and concurrent private placement, which closed in June 2024, and our underwritten public offering in September 2025. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the clinical and preclinical development of our product candidates, continue to identify additional targets, commence additional preclinical studies and clinical trials, and continue to identify and develop additional product candidates either through internal development or through acquisitions or in-licensing product candidates.

As of December 31, 2025, we had $490.5 million of cash, cash equivalents and short-term investments, excluding restricted cash. Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2029. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We may also raise additional financing on an opportunistic basis in the future. For example, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates. Our future capital requirements will depend on many factors, including but not limited to:

•
the scope, timing, progress, costs and results of discovery, preclinical development and clinical trials for our current or future product candidates;
•
the number of preclinical studies and clinical trials required for regulatory approval of our current or future product candidates;
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
•
the costs and timing of future commercialization activities, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations with our existing cash, cash equivalents and short-term investments, any future equity or debt financings, upfront and milestone and royalty payments, if any, received under any future licenses, collaborations, or royalty agreements. If we raise additional capital through the sale of equity or convertible debt securities, or issue any equity or convertible debt securities in connection with a collaboration agreement or other contractual arrangement, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. In addition, the possibility of such issuance may cause the market price of our common stock to decline.

In July 2025, we filed a registration statement on Form S-3 (the “Registration Statement”) pursuant to which we may issue up to $400.0 million in shares of our common stock, preferred stock, debt securities, warrants and/or units. Concurrent with the filing of the Registration Statement, we entered into a common stock sales agreement, dated July 1, 2025, by and between the Company and Leerink Partners LLC and Cantor Fitzgerald & Co., acting as sales agents, which established an at-the-market offering program pursuant to which we may offer and sell shares of our common stock from time to time (the “ATM Program”). In connection with the ATM Program, we also filed a prospectus supplement with the SEC on January 7, 2026, for the offer and sale of up to $110.0 million of shares of common stock from time to time through the sales agents. As of the date of this Annual Report on Form 10-K, we have sold no shares pursuant to our ATM program.

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

The obligations from our license agreement with Janssen may be a drain on our cash resources, or may cause us to incur debt obligations or equity dilution to satisfy the payment obligations.

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

Risks Related to Our Business

Our business is highly dependent on the success of our product candidates, particularly RAP-219 for FOS. If we are unable to successfully complete clinical development, obtain regulatory approval for or commercialize one or more of our product candidates, or if we experience delays in doing so, our business will be materially harmed.

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
•
product-related AEs experienced by subjects in our clinical trials, including unexpected toxicity results, or by individuals using drugs or therapeutic biologics similar to our product candidates;

•
delays in submitting an IND application or other regulatory submission to the FDA, EMA, MHRA or other comparable regulatory authorities, or delays or failure in obtaining the necessary approvals from regulators to commence a clinical trial or a suspension or termination, or hold, of a clinical trial once commenced;
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
•
failure to receive the necessary regulatory approvals or a delay in receiving such approvals, which, among other things, may be caused by patients who fail the trial screening process, slow enrollment in clinical trials, patients dropping out of trials, patients lost to follow-up, length of time to achieve trial endpoints, additional time requirements for data analysis or NDA or similar foreign application preparation, discussions with the FDA, EMA, MHRA or other comparable regulatory authority an FDA, EMA, MHRA or other comparable regulatory request for additional preclinical or clinical data (such as long-term toxicology studies) or unexpected safety or manufacturing issues;
•
preclinical study results may show the product candidate to be less effective than desired or to have harmful side effects;
•
post-marketing approval requirements; or
•
the proprietary rights of others and their competing products and technologies that may prevent our product candidates from being commercialized.

For example, in the fourth quarter of 2024, we were notified by the FDA that the IND submitted by us for the initiation of a Phase 2 proof-of-concept trial of RAP-219 in diabetic peripheral neuropathic pain (“DPNP”) was placed on clinical hold. The FDA requested additional information and amendments specific to the protocol design. Following further interactions with the FDA in December 2025, the FDA removed its clinical hold on the DPNP IND. Furthermore, the length of time necessary to complete clinical trials and submit an application for marketing approval for a final decision by a regulatory authority varies significantly from one product candidate to the next and from one country or jurisdiction to the next and may be difficult to predict.

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

In addition, if any of our product candidates receive marketing approval, we will be subject to significant regulatory obligations regarding the submission of safety and other post-marketing information and reports and registration, and will need to continue to comply (or ensure that our third-party providers comply) with current cGMPs in manufacturing our products and with GCPs for any clinical trials that we conduct post-approval. In addition, there is always the risk that we, a regulatory authority or a third party might identify previously unknown problems with a product post-approval, such as AEs of unanticipated severity or frequency. Compliance with these requirements is costly, and any failure to comply or other issues with our product candidates post-approval could adversely affect our business, financial condition and results of operations.

Due to the significant resources required for the development of our pipeline, and depending on our ability to access capital, we must prioritize the development of certain product candidates over others. Moreover, we may fail to expend our limited resources on product candidates or indications that may have been more profitable or for which there is a greater likelihood of success.

Our lead product candidate, RAP-219, is in clinical development for FOS, PGTCS and bipolar mania, and we continue to develop an LAI formulation. Additionally, we have two advanced discovery-stage nAChR programs stemming from our RAP technology platform. The first is our α6ß4 nAChR agonist development candidate, RAP-641, a genetically validated precision target that we are pursuing as a potential novel non-opiate, non-CNS approach for chronic pain and migraine, and the second comprises modulators of the α9α10 nAChR which third-party preclinical genetic data suggest could be an attractive target in treating hearing and vestibular disorders.

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

At the state level, numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, many of which differ from each other in significant ways, thus complicating compliance efforts, including providing specific disclosures in privacy notices and affording individuals certain rights concerning their personal data. For example, in California, the California Consumer Privacy Act, or CCPA, established a comprehensive privacy framework for covered businesses by creating an expanded definition of personal information, establishing data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. While clinical trial data and information governed by HIPAA are exempt from the CCPA, other personal information may be applicable and periodic changes to the CCPA continue to broaden its scope.

Similar laws have been passed and proposed in numerous states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country makes our compliance obligations more complex and costly and increases the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. While these states exempt some data processed in the context of clinical trials, these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely.

Additionally, we may be subject to new laws governing the privacy of consumer health data. For example, Washington’s My Health My Data Act, which went into effect on March 31, 2024, broadly defines consumer health data, creates a private right of action to allow individuals to sue for violations of the law, imposes stringent consent requirements and grants consumers certain rights with respect to their health data, including to request deletion of their information. Connecticut and Nevada have also passed similar laws regulating consumer health data. These various privacy and data security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain other specific types of information. For example, a small number of states have passed laws that regulate biometric data specifically. State laws are changing rapidly and there have been a number of proposals in the U.S. Congress for a new comprehensive federal data privacy law to which we may likely become subject to, if enacted.

Regulators and legislators in the U.S. are increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, certain regulations prohibit certain transactions involving bulk human ‘omic data or human biospecimens from which human ‘omic data can be derived, as well as data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. These regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls and the rule does not exempt key-coded or otherwise anonymized, pseudonymized, de-identified, or encrypted data. Actual or alleged violations of such rules may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs.

Outside the United States, an increasing number of laws, regulations, and industry standards govern privacy and data security. For example, the EU GDPR and UK GDPR impose strict requirements for processing personal data.

The EU GDPR and the UK GDPR (together, “GDPR”) establish stringent requirements regarding the processing of personal data, including strict requirements relating to processing sensitive data (such as health data), ensuring there is a legal basis or condition to justify the processing of personal data, obtaining consent from individuals, transparent disclosures about how personal data is to be used, limitations on retention of information, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, maintaining records of processing activities and documenting data protection impact assessments where there is high risk processing and taking certain measures when engaging third-party processors.

Under GDPR, companies may face temporary or definitive bans on data processing and other corrective activities, fines of up to €20 million (approximately £17.5 million GBP) or 4% of annual global revenues, whichever is greater, and private litigation related to processing of personal data brought by data subjects or consumer protection organizations authorized at law to represent their interests. Non-compliance could also result in a material adverse effect on our business, financial position and results of operations.

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have restricted the transfer of personal data to the United States and other countries based on whether those jurisdictions’ privacy laws are considered to provide adequate protection. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

Although the UK is regarded as a third country under the EU GDPR, the European Commission has issued an adequacy decision recognizing the UK as providing adequate data protection and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The respective provisions and enforcement of the EU GDPR and UK GDPR may further diverge in the future and create additional regulatory challenges and uncertainties. This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, complexity and cost to our handling of personal data and our privacy and data security compliance programs and could require us to implement different compliance measures for the UK and the EEA.

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

We may at times fail (or be perceived to have failed) in our efforts to comply with our privacy and data security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable privacy and data security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. In particular, plaintiffs have become increasingly active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, as relevant, clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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

In the ordinary course of our business, we and the third parties upon which we rely process sensitive data, and, as a result, we and the third parties upon which we rely face a variety of evolving threats that could cause cyber-attacks, cybersecurity incidents, breaches, compromises, or other interruptions. Although we take steps to develop and maintain systems and controls designed to protect our sensitive data, systems and infrastructure, there can be no assurance that our internal technology systems and infrastructure, or those of third parties upon which we rely, will be sufficient to protect against a cyber-attack, cybersecurity breach, compromise or other incident such as an industrial espionage attack, ransomware, or insider threat attack, which may compromise our system infrastructure or lead to the loss, destruction, alteration or dissemination of, or damage to, our sensitive data. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.

The risk of a cyber-attack, cybersecurity incident, breach, compromise, or other interruption has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Such risks come from a variety of evolving threats, including but not limited to, social engineering attacks (including through deep fakes, which may be increasingly difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by artificial intelligence (“AI”), telecommunications failures, earthquakes, fires, floods, and other similar threats. Use of generative AI models in our internal or third-party systems may create new attack surfaces or methods for adversaries, which could impact us and our vendors. Any cybersecurity incidents or data breaches related to our use of AI applications could adversely affect our reputation and results of operations.

Individuals engage in and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of cyber-attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our services.

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

We have in the past experienced threats and security incidents related to our data and systems, and we may in the future experience additional threats, compromises, breaches or incidents. If we, or a third party upon whom we rely, experience a cyber-attack, cybersecurity incident, breach, compromise, or other interruption, or are perceived to have experienced a cyber-attack, cybersecurity incident, breach, compromise, or other interruption, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including individual and group claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other potentially significant harms. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations. Cyber liability insurance may not provide adequate coverage against potential liabilities related to any experienced cybersecurity incident or breach.

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

The use of new and evolving technologies, such as AI and machine learning (“ML”), in our operations, and the operations of third parties upon which we rely, may result in spending additional resources and present new risks and challenges that can impact our business including by posing security and other risks to our sensitive data. As a result, we may be exposed to reputational harm, other adverse consequences, and liability.

The use of new and evolving technologies, such as AI/ML, in our operations, and the operations of third parties upon which we rely presents new risks and challenges that could negatively impact our business, including cybersecurity, data privacy, IT, intellectual property, regulatory, legal, operational, competitive, reputational, and other risks and challenges. Specifically, risks related to bias, AI hallucinations, discrimination, harmful content, misinformation, fraud, scams, targeted attacks such as model poisoning or data poisoning, surveillance, data leakage, loss of consensus reality, inequality, environmental harms, and other harms may flow from our development, use, or deployment of AI technologies. The use of certain AI/ML technologies can also give rise to intellectual property risks, including compromises to proprietary intellectual property and intellectual property infringement. Additionally, several jurisdictions around the globe, including Europe and certain U.S. states, have proposed, enacted, or are considering, laws governing the development and use of AI/ML. Such laws in the EU impose significant obligations on providers and deployers of high risk artificial intelligence systems, and encourage providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems.

Likewise, such legislative developments in the United States have introduced emerging compliance obligations for companies that develop or deploy AI technologies, which will impose novel risks on AI developers and users. Recently, states have advanced, and in some cases passed, dozens of laws focused on AI governance and regulation, including on deployment of AI in healthcare settings. These state-level initiatives reflect a growing trend toward AI regulation in the absence of federal legislation. As a result, we may face a fragmented and evolving compliance landscape that could increase operational complexity, regulatory scrutiny, and legal exposure associated with our use or development of AI technologies. If we develop or use AI systems governed by these laws or regulations, we will need to meet higher standards of data quality, transparency, monitoring and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements, with the potential for significant enforcement or litigation in the event of any perceived non-compliance. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our use of AI/ML. These obligations may make it harder for us to conduct our business using AI/ML, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI/ML, or prevent or limit our use of AI/ML. For example, the Federal Trade Commission has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI/ML where they allege the company has violated privacy and consumer protection laws. If we cannot use AI/ML or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.

The rapid evolution of AI/ML will require the application of significant resources to design, develop, test and maintain our products and services to help ensure that AI/ML is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. Our vendors may in turn incorporate AI/ML tools into their own offerings, and the providers of these AI/ML tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI/ML, to engage in cyber-attacks, cyber espionage campaigns, exploitation of expanded attack surfaces, and other illegal activities involving the theft and misuse of sensitive data. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

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

In addition, in our planned future clinical trials, we may utilize clinical trial designs or dosing regimens that have not been tested in prior clinical trials. There can also be no assurance that any of our clinical trials will ultimately be successful or support further clinical development of any of our product candidates. There is a high failure rate for drugs proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse effects or AEs.

Additionally, we have and will continue to utilize an “open-label” clinical trial design in some of our clinical trials. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Our Phase 2a proof-of-concept trial in drug-resistant FOS was an open label study. Most open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results of a product candidate when studied in a controlled environment with a placebo or active control.

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

Our failure to successfully initiate and complete clinical trials and to demonstrate the efficacy and safety necessary to obtain regulatory approval to market our product candidates would significantly harm our business. Our product candidate development costs will also increase if we experience delays in testing or regulatory approvals and we may be required to obtain additional funds to complete clinical trials. There can be no assurance that our clinical trials will begin as planned or be completed on schedule, if at all, or that we will not need to restructure or otherwise modify our trials after they have begun. For example, in the fourth quarter of 2024, we were notified by the FDA that the IND submitted by us for the initiation of a Phase 2 proof-of-concept trial of RAP-219 in DPNP was placed on clinical hold. The FDA requested additional information and amendments specific to the protocol design. Following further discussions with the FDA in December 2025, the FDA removed its clinical hold on the DPNP IND. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates, which may harm our business and results of operations. In addition, many of the factors that cause, or lead to, delays of clinical trials may ultimately lead to the denial of regulatory approval of our product candidates.

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

We may observe safety or tolerability issues beyond those we anticipate with our product candidates in ongoing or future RAP-219 clinical trials or in clinical programs for other product candidates. Additionally, it is possible that patients in our trials may experience greater side effects than observed in healthy volunteers. Additionally, adverse safety effects observed with AMPAR-inhibitors could adversely impact future labeling FDA may require for RAP-219. For example, perampanel’s FDA-approved label is accompanied by a black box warning for serious psychiatric and behavioral reactions, including aggression, hostility and homicidal ideation and threats. Furthermore, significant drug-drug interactions were reported for perampanel. The concomitant use with the other ASMs carbamazepine, phenytoin and oxcarbazepine decreased plasma levels of perampanel by approximately 50 to 67 percent. In addition, perampanel at a dose of 12 mg per day reduced exposure of levonorgestrel, an oral contraceptive, by approximately 40 percent. While we believe there are critical differences between perampanel and RAP-219, the FDA could impose similar warnings and labeling requirements on RAP-219, if approved, in the future.

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

We have focused our research and development efforts on addressing disorders of the brain and nervous system. Efforts by pharmaceutical companies in this field have faced certain challenges in drug development. In particular, many neurological and psychiatric disorders such as FOS and bipolar disorder rely on subjective patient-reported outcomes as key endpoints. This makes them more difficult to evaluate than indications with more objective endpoints. These indications are often subject to a placebo effect, which may make it more challenging to isolate the effects of our product candidates. There can be no guarantee that we will successfully overcome these challenges with RAP-219 in our ongoing and future trials for FOS or bipolar mania candidates or that we will not encounter other challenges in the development of our product candidates. Moreover, given the history of clinical failures in this field, future clinical or regulatory failures by us or others may have result in further negative perception of the likelihood of success in this field, which may significantly and adversely affect the market price of our common stock.

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

Our pipeline includes product candidates for a variety of neuroscience diseases. There is no precise method of establishing the actual number of patients with any of these disorders in any geography over any time period. With respect to many of the indications in which we have developed, are developing, or plan to develop our product candidates, we have estimates of the prevalence of the disease or disorder. Our estimates as to prevalence may not be accurate, and the actual prevalence or addressable patient population for some or all of those indications, or any other indication that we elect to pursue, may be significantly smaller than our estimates. In estimating the potential prevalence of indications we are pursuing, or may in the future pursue, including our estimates as to the prevalence of FOS and bipolar disorder, we apply assumptions to available information that may not prove to be accurate. In each case, there is a range of estimates in the published literature and in marketing studies, which include estimates within the range that are lower than our estimates. The actual number of patients with these disease indications may, however, be significantly lower than we believe. Even if our prevalence estimates are correct, our product candidates may be developed for only a subset of patients with the relevant disease or disorder or our product candidates, if approved, may be indicated for or used by only a subset. In the event the number of patients with the diseases and disorders we are studying is significantly lower than we expect, we may have difficulties in enrolling patients in our clinical trials, which may delay or prevent development of our product candidates. If any of our product candidates are approved and our prevalence estimates with respect to any indication or our other market assumptions are not accurate, the markets for our product candidates for these indications may be smaller than we anticipate, which could limit our revenues and our ability to achieve profitability or to meet our expectations with respect to revenues or profits.

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

Our success depends upon the continued contributions of our key management and scientific personnel, many of whom have been instrumental for us and have substantial experience with developing therapies, identifying potential product candidates and building the technologies related to the clinical development of our product candidates. Given the specialized nature of neurological and psychiatric disorders and our approach, there is an inherent scarcity of experienced personnel in these fields. As we continue developing our product candidates in our pipeline, we will require personnel with medical, scientific, or technical qualifications specific to each program. The loss of key personnel would delay our research and development activities. We currently do not have “key person” insurance on any of our employees. Despite our efforts to retain valuable employees, members of our team may terminate their employment with us on short notice. The competition for qualified personnel in the biotechnology and biopharmaceutical industries is intense, and our future success depends upon our ability to attract, retain, and motivate highly skilled scientific, technical and managerial employees. We face competition for personnel from other companies, universities, public and private research institutions, and other organizations. If our recruitment and retention efforts are unsuccessful in the future, it may be difficult for us to implement our business strategy, which would have a material adverse effect on our business.

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

In addition, we may rely on other third parties to collect, report and analyze data for our clinical trials. For example, our Phase 2a proof-of-concept clinical trial for RAP-219 in adult patients with drug-resistant FOS relied on implantation of the RNS system from NeuroPace. NeuroPace has and continues to assist us with reporting and analysis of patient data collected from the implanted RNS systems in the Phase 2a clinical trial and in the open-label long term safety study. If NeuroPace does not successfully carry out its contractual obligations for any reason, meet expected deadlines, conduct our Phase 2a clinical trial or the open-label long term safety trial in accordance with applicable law, including regulatory and data privacy requirements, or encounters issues with its RNS system, including issues that raise questions of safety, effectiveness or data integrity, or we are otherwise unable to maintain our relationship with NeuroPace, we would have to redesign and conduct a new clinical trial to evaluate RAP-219 in patients with drug-resistant FOS and our business, financial condition and prospects would be harmed.

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

Our use of third parties to manufacture our product candidates, including those located outside of the United States in jurisdictions such as China, may increase the risk that we will not have sufficient quantities of our product candidates, raw materials, APIs or drug products when needed or at an acceptable cost.

We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates, and we lack the resources and the capabilities to do so. Our current strategy is to outsource all manufacturing of our product candidates to third parties, including in jurisdictions outside of the United States such as China.

We currently rely on and engage third-party manufacturers to provide all of the API and the final drug product formulation of all of our product candidates that are being used in our clinical trials and preclinical studies. If we were to need an alternate manufacturer, we would incur added costs and delays in identifying and qualifying any such replacement. In addition, we typically order raw materials, API and drug product and services on a purchase order basis and do not enter into long-term dedicated capacity or minimum supply arrangements with any commercial manufacturer. We may not be able to timely secure needed supply arrangements on satisfactory terms, or at all. Our failure to secure these arrangements as needed could have a material adverse effect on our ability to complete the development of our product candidates or, to commercialize them, if approved. We may be unable to conclude agreements for commercial supply with third-party manufacturers or may be unable to do so on acceptable terms. There may be difficulties in scaling up to commercial quantities and formulation of our product candidates, and the costs of manufacturing could be prohibitive. Commitments that we make to supply drug product to collaboration partners, such as under our license agreement with Tenacia (the “Tenacia Agreement”), will also be sourced from our third-party manufacturers and our failure to do so within agreed specifications and timelines could result in contractual liabilities and harm to the collaborations.

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

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a partnership or collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed partnerships or collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the potential differentiation of our product candidate from competing product candidates, design or results of clinical trials, the likelihood of approval by the FDA, EMA, MHRA, or other comparable regulatory authorities and the regulatory pathway for any such approval, the potential market for the product candidate, the costs and complexities of manufacturing and delivering the product to patients and the potential of competing products. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available for partnership or collaboration and whether such a partnership or collaboration could be more attractive than the one with us for our product candidate. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

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

We have entered into and may enter into additional collaborations with third parties for the development and commercialization of our product candidates, and our prospects with respect to those product candidates will depend in significant part on the success of those collaborations.

We have entered into and may enter into additional collaborations for the development and commercialization of certain of our product candidates. Under such collaborations, we will have limited control over the amount and timing of resources that our collaborators will dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on any future collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. In addition, any future collaborators may have the right to abandon research or development projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed upon terms.

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

For example, we will depend on Tenacia for the development and commercialization of RAP-219 in China. Under the terms of the Tenacia Agreement, Tenacia is responsible for the development and commercialization of RAP-219 in China. Tenacia will participate in the conduct of certain clinical trials for RAP-219 in Greater China and, as a result, we will depend on Tenacia for the enrollment of patients and the conduct of such clinical trials for RAP-219 in Greater China. We do not control the individual efforts of Tenacia, and any failure by Tenacia to devote sufficient time and effort to the development of RAP-219, including enrolling patients and conducting clinical trials for RAP-219 in Greater China, or to meet their respective obligations to us, could adversely impact our ability to complete our planned clinical studies on our anticipated timelines. We depend on Tenacia to comply with all applicable local laws relative to the development and commercialization of RAP-219. If Tenacia violates, or is alleged to have violated, any laws or regulations during the performance of its obligations for us, it is possible that we could suffer financial and reputational harm or other negative outcomes, including possible legal consequences. In the case of any termination of the Tenacia Agreement, we may be required to devote additional efforts and to incur additional costs associated with pursuing the development and commercialization of RAP-219 in China, which could result in delays to our RAP-219 clinical program. Alternatively, we may attempt to identify and transact with a new sublicensee, but there can be no assurance that we would be able to identify a suitable sublicensee or transact on terms that are favorable to us.

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

Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the product candidate. Certain endpoint data we hope to include in any approved product labeling also may not make it into such labeling, including exploratory or secondary endpoint data such as patient-reported outcome measures. The FDA may also require a risk evaluation and mitigation strategies (“REMS”) program as a condition of approval of our product candidates, which could entail requirements for long-term patient follow-up, a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA, EMA, MHRA or other comparable regulatory authority approves our product candidates, we will have to comply with requirements including submissions of safety and other post-marketing information and reports and registration.

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

Additionally, under FDORA sponsors of approved drugs and biologics must provide 6 months’ notice to the FDA of any changes in marketing status, such as the withdrawal of a drug, and failure to do so could result in the FDA placing the product on a list of discontinued products, which would revoke the product’s ability to be marketed. The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Products may be promoted only for the approved indications and in accordance with the provisions of the approved label. The policies of the FDA, EMA and other comparable regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. In addition, the U.S. Supreme Court’s July 2024 decision to overturn established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which the FDA’s regulations, policies and decisions may become subject to increasing legal challenges, delays, and/or changes. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

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

Where possible, we plan to pursue accelerated development strategies in areas of high unmet need. We may seek an accelerated approval pathway for one or more of our therapeutic candidates from the FDA, EMA, or other comparable regulatory authorities. Under the accelerated approval provisions in the Federal Food, Drug, and Cosmetic Act, and the FDA’s implementing regulations, the FDA may grant accelerated approval to a therapeutic candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the therapeutic candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. Under FDORA, the FDA is permitted to require, as appropriate, that a post-approval confirmatory study or studies be underway prior to approval or within a specified time period after the date of approval for a product granted accelerated approval. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send status updates on such studies to the FDA every 180 days to be publicly posted by the agency, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. The FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress.

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

In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. In the United States, the principal decisions about reimbursement for new medicines are typically made by CMS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of product candidates, once approved. Patients are unlikely to use our product candidates, once approved, unless coverage is provided and reimbursement is adequate to cover a significant portion of their cost. There is significant uncertainty related to insurance coverage and reimbursement of newly approved products. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. The FDA implemented regulations providing guidance for states to build and submit importation plans for drugs from Canada. In early 2024, the FDA issued its first approval for a state importation plan, and several other states now have pending applications with the FDA. The U.S. government has also directed the FDA to streamline and improve the drug importation process. If successfully implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs. Payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives.

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

Without appropriation of sufficient funding for federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA to review and approve new products can be affected by a variety of factors, including staffing cuts and government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

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

There is substantial uncertainty as to whether and how the U.S. government will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we navigate development and approval of our product candidates. Additionally, the current administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates.

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

We are a party to the Janssen License, which is a non-exclusive, fully paid up, and royalty-free intellectual property license agreement. In connection with our efforts to expand our pipeline of product candidates, we expect to enter into additional license agreements in the future. We have certain obligations under the Janssen License and expect that future license agreements may impose various diligence, milestone payment, royalty, insurance, and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate the relevant agreement, in which event we would not be able to develop or market the products covered by such licensed intellectual property, or to pursue other remedies. Our current and future collaborations are, and may be, dependent upon the effectiveness of the Janssen License, and may be terminated if the Janssen License is terminated.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. There may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. We or our licensors may in the future, become subject to a third-party pre-issuance submission of prior art, opposition, derivation, revocation, re-examination, post-grant and inter partes review, or interference proceeding and other similar proceedings challenging our patent rights or the patent rights of others in the USPTO or other foreign patent office. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical products, or limit the duration of the patent protection of our product candidates.

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

Depending upon the timing, duration and specifics of any FDA marketing approval of our current product candidates, one or more of our or our licensors’ U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply for a patent extension within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we believe we are entitled to, our competitors may obtain approval of competing products sooner than we would expect, and our business, financial condition, results of operations, and prospects could be materially harmed.

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

As of December 31, 2025, we had 47,772,567 shares of common stock outstanding. Shares of unvested restricted common stock will become available for sale immediately upon the vesting of such shares, as applicable. All shares of common stock sold in our IPO or otherwise outstanding as of our IPO are able to be sold in the public market. Shares issued upon the exercise of stock options pursuant to future awards that may be granted under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market stand-off and lock-up agreements, and Rule 144 and Rule 701 under the Securities Act.

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

We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. For example, in September 2025, we completed an underwritten public offering of 11,057,692 shares of common stock at a public offering price of $26.00 per share, which included full exercise of the underwriters’ option to purchase additional shares. Additionally, as of December 31, 2025, 8,878,968 shares of our common stock were reserved for issuance upon exercise of outstanding stock options, vested restricted stock units and performance based stock units. We expect to grant equity awards to employees, directors and consultants under our stock incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.

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

Other General Risks

Unfavorable global economic conditions, political instability and geopolitical events could adversely affect our business, financial condition, stock price and results of operations.

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

The financial markets and the global economy may also be adversely affected by the current or anticipated impact of political uncertainty, including military conflicts, such as the ongoing conflicts between Russia and Ukraine, and Israel and Hamas, terrorism, or other geopolitical events. Sanctions imposed by the U.S. and other countries in response to such conflicts, including the one in Ukraine, may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Additionally, recent changes in U.S. policy have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. For example, the implementation of tariffs by the U.S. government has led to increased trade disruptions and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries have implemented and may in the future implement additional retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. There has also been proposed U.S. legislation that may restrict the ability of U.S. biotechnology companies to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government. We continue to assess the legislation as it develops to determine whether it could have an effect on our contractual relationships. Although we have taken steps to mitigate the impact of tariffs and trade restrictions on our operations, any changes in political, trade, regulatory and economic conditions, including U.S. trade policies, could have a material adverse effect on our business, financial condition and results of operations. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

As of December 31, 2025, we had approximately $46.1 million of federal net operating losses (“NOLs”). Federal NOLs generated in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOL carryforwards in a taxable year is limited to 80% of our taxable income in such year. As of December 31, 2025, we had approximately $15.1 million of state NOLs. Of the state NOLs, some are of indefinite life, but most expire at various dates, beginning in 2043. As of December 31, 2025, we had approximately $8.0 million of federal research and development tax credit carryforwards. Federal tax credit carryforwards expire at various dates, beginning in 2042. As of December 31, 2025, we had approximately $3.2 million of state research and development tax credit carryforwards. The state tax credits, which have various carryforward rules, begin to expire in 2037. Our ability to use these NOLs and tax credit carryforwards to offset future tax liabilities depends on the successful development of our product candidates and future financial performance.

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

U.S. federal, state, local and foreign tax laws, regulations and administrative guidance are subject to change as a result of the legislative process and review and interpretation by the U.S. Internal Revenue Service, the U.S. Treasury Department and other taxing authorities. For example, the OBBBA was signed into law on July 4, 2025 and made significant changes to U.S. federal tax law. Changes to tax laws (which changes may have retroactive application), including with respect to net operating losses and research and development tax credits, could adversely affect us or holders of our common stock. For example, under Section 174 of the Code, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development performed outside the U.S. will be capitalized and amortized, which may have an adverse effect on cash flow by deferring the timing of tax deductions and potentially increasing taxable income and cash taxes payable in periods in which we generate taxable income. The OBBBA provides that for taxable years beginning after December 31, 2024, expenses that are incurred for research and development performed in the U.S. may, at the taxpayer’s election, be immediately deducted or capitalized and amortized. In addition, the OBBBA provides that for taxable years beginning after December 31, 2021 and before January 1, 2025, certain eligible taxpayers generally may elect to retroactively deduct expenses for research and development performed in the U.S. in such taxable years by filing amended tax returns for such taxable years, and all other taxpayers that are not eligible to make such an election and that amortized expenses for research and development performed in the U.S. in such taxable years generally may elect to accelerate and deduct the remaining unamortized amounts of such research and development expenses (i) in the first taxable year beginning after December 31, 2024, or (ii) ratably over the two-taxable year period beginning with the first taxable year beginning after December 31, 2024. In recent years, many changes to tax laws have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cyber Risk Management and Strategy

We have implemented cybersecurity risk management processes aligned with our risk profile and business size to identify, assess, and mitigate risks from current and emerging cybersecurity threats. These processes, informed by the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”), are supported by a third-party Managed Service Provider (“MSP”) that assists us in managing our information technology systems.

Our multi-layered approach to cybersecurity includes, but is not limited to, employee security awareness training, phishing simulations, incident response planning, and the use of various cybersecurity tools and technologies. We leverage third-party information technology and security providers for system scans and threat intelligence analysis. In addition, we have conducted a cybersecurity risk assessment designed to reflect the evolving cyber threat landscape and industry best practices, and we continue to adapt our cyber strategy to mitigate emerging risks.

We maintain a risk-based process to assess and review the cybersecurity practices of our third-party vendors, as appropriate, based on their level of access to critical operations, IT systems, and personally identifiable information.

To date, we have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, like other companies in our industry, we and certain of our third-party vendors have occasionally experienced threats and cybersecurity incidents involving our information technology systems and infrastructure. Our third-party vendors may also encounter such threats and cybersecurity incidents from time to time. For more information, please refer to Item 1A, “Risk Factors,” in this Annual Report on Form 10-K.

Governance Related to Cybersecurity Risk

Management is responsible for identifying, evaluating, and assessing material business risks, including risks related to cybersecurity, on an ongoing basis. Our Chief Information Officer (“CIO”) oversees our overall IT strategy and operations, including the strategic direction of our cybersecurity program, cybersecurity risk oversight, and monitoring of prevention, detection, mitigation, and remediation of cybersecurity incidents. Our CIO brings over 10 years of experience in information security.

Our Board of Directors has delegated oversight of our cybersecurity risk management program to our Audit Committee, as outlined in the Audit Committee Charter. Our CIO provides quarterly updates to the Audit Committee on cybersecurity risks and delivers an annual enterprise risk management update, which includes updates on plans intended to enhance our overall cybersecurity posture. The Audit Committee, in turn, updates the full Board of Directors on cybersecurity risk management matters as needed.

Item 2. Properties

Our corporate headquarters are located in Boston, Massachusetts, where we lease and occupy 15,275 square feet of office space. Our Boston lease expires in November 2031.

We also lease and occupy 20,626 square feet of office and laboratory space in San Diego, California. Our San Diego lease will expire in December 2029.

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

Holders

As of March 2, 2026, there were approximately 37 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

None.

Issuer Repurchases of Equity Securities

None.

Use of Proceeds from Initial Public Offering and Concurrent Private Placement

On June 6, 2024, our Registration Statement on Form S-1 (No. 333-279486) relating to our IPO was declared effective by the U.S. Securities and Exchange Commission (the “SEC”). Concurrently with the IPO, we also completed a private placement in which we issued and sold an aggregate of 1,058,824 shares of our common stock at the IPO price. We intend to use the remaining proceeds from our IPO and concurrent private placement primarily to fund research and development and clinical development to support the advancement of current or future product candidates and the expansion of our research and development programs, and the remainder for working capital, capital expenditures and other general corporate purposes.

Item 6. [Reserved]

Not applicable

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

Overview

We are a clinical-stage biotechnology company dedicated to the discovery and development of small molecule precision medicines for patients with neurological or psychiatric disorders. Our foundational science has elucidated complexities of neuronal receptor biology and enables us to map and target certain neuronal receptor complexes. Neuronal receptors are complex assemblies of proteins, comprising receptor principal subunits and their receptor associated proteins (“RAPs”), the latter of which play crucial roles in regulating receptor expression and function. We believe that our deep expertise in RAP biology provides an opportunity for us to interrogate previously inaccessible targets and develop neurological and psychiatric drugs that are specific for receptor variants and neuroanatomical regions associated with certain diseases. Most neuroactive drugs lack this specificity, often resulting in undesired and intolerable side effects. Leveraging our expertise, we are developing a portfolio of precision product candidates that we believe has the potential to transform the standard of care of many neurological and psychiatric disorders.

Our founders have made pioneering discoveries related to the function of RAPs in the brain. Their findings form the basis of our RAP technology platform, which enables a differentiated approach to generate precision small molecule product candidates with the potential to overcome many limitations of conventional neurology drug discovery. RAP-219, our most advanced product candidate, is an AMPA receptor (“AMPAR”) negative allosteric modulator (“NAM”). RAP-219 is designed to achieve neuroanatomical specificity through its selective targeting of a RAP known as TARP8, which is associated with the neuronal AMPARs. Whereas AMPARs are distributed widely in the central nervous system (“CNS”), TARP8 is expressed only in discrete regions, including the neocortex and mesial temporal lobe, where focal onset seizures (“FOS”) often originate. By contrast, TARP8 has minimal expression in the hindbrain, where drug effects are often associated with adverse events. As such, we believe RAP-219 has the potential for a differentiated profile as compared to traditional neuroscience medications. Due to the role of AMPA biology in various neurological disorders and our precision approach of selectively targeting TARP8, we believe RAP-219 has pipeline-in-a-product potential and we are evaluating it as a potentially transformational treatment for patients with FOS, primary generalized tonic-clonic seizures (“PGTCS”), and bipolar mania.

Several Phase 1 trials in RAP-219 have been conducted in healthy adult volunteers, including a single ascending dose (“SAD”) trial; a multiple ascending dose (“MAD”) trial; a second MAD trial (“MAD-2”), to assess alternative dosing regimens that may accelerate time to reach therapeutic exposure; a positron emission tomography (“PET”) trial, which utilized a companion PET radiotracer to confirm brain target receptor occupancy (“RO”) and brain region specificity across a range of dosing and exposure levels.

In September 2025, we announced positive topline results from our Phase 2a proof-of-concept trial of RAP-219 in adult patients with drug-resistant FOS. The trial met its primary and secondary endpoints. The trial demonstrated a statistically significant reduction in long episodes—an objective electrographic biomarker for clinical seizure reduction—compared with baseline over the 8-week treatment period. In the trial, RAP-219 also demonstrated a statistically significant and clinically meaningful reduction in clinical seizures compared with baseline. RAP-219 was generally well tolerated. In December 2025, we presented post-hoc analysis from the Phase 2a proof-of-concept trial showing treatment with RAP-219 had consistent effects in the first and second four-week segments of the treatment period. This demonstrates that there was a rapid onset of efficacy, and a consistent reduction in long episodes, and a consistent, clinically meaningful reduction in clinical seizures throughout the 8-week treatment period. We expect to present 8-week follow-up results in the second quarter of 2026. In late 2025, we initiated an open-label long term safety trial to allow patients enrolled in our Phase 2a proof-of-concept FOS trial to resume taking RAP-219. Data from the open-label trial are expected in the second half of 2026. In December 2025, we received U.S. Food and Drug Administration (“FDA”) feedback from an end-of-phase 2 meeting supporting advancement into two Phase 3 trials of RAP-219 in patients with drug-resistant FOS and expect to initiate the Phase 3 program in FOS in the second quarter of 2026.

We are also expanding our epilepsy portfolio into PGTCS, the most common type of generalized seizure and an important next step in addressing unmet need in patients with seizure disorders. With proof-of-concept established in FOS, we plan to initiate a Phase 3 trial in PGTCS in the first half of 2027.

We believe RAP-219 also has therapeutic potential in bipolar disorder. Our Phase 2 proof-of-concept trial in bipolar mania is currently enrolling patients, with topline results expected in the first half of 2027.

Additionally, we continue to develop a long-acting injectable (“LAI”) formulation of RAP-219. We believe an LAI formulation has the potential to improve patient adherence and expand the potential clinical utility across all of the RAP-219 indications. We have initiated IND-enabling activities to support a Phase 1 clinical study in healthy volunteers, with initial pharmacokinetics (“PK”) results expected in 2027.

We also have two advanced discovery-stage nicotinic acetylcholine receptor (“nAChR”) programs stemming from our RAP technology platform. nAChRs have been clinically validated in patient-reported neuropathic pain and our first advanced discovery-stage nAChR program comprises agonists of the α6ß4 nAChR. α6ß4 nAChRs are selectively expressed in sensory neurons, while the α6 subunit has human genetic validation in chronic pain. We have initiated IND-enabling activities for our α6ß4 nAChR agonist development candidate, RAP-641, a genetically validated precision target that we are pursuing as a potential novel non-opiate, non-CNS approach for chronic pain and migraine. The second advanced discovery-stage nAChR program comprises modulators of the α9α10 nAChR. Third-party preclinical genetic data suggest that this nAChR could be an attractive target in treating hearing and vestibular disorders. We continue to leverage our RAP technology platform to discover additional product candidates that we believe have the potential to provide transformative benefits for large patient populations with neurological or psychiatric diseases.

We have incurred significant operating losses in each year since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of any product candidates we may develop. Our net losses were $111.5 million and $78.3 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $235.2 million. We expect our expenses and operating losses will increase substantially as we:

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

In addition, we have several preclinical and clinical development, regulatory, and commercial milestone payment obligations under our licensing arrangements. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies, clinical trials and our expenditures on other research and development activities.

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

NeuroPace Master Services Agreement and Statement of Work

In November 2023, we entered into a master services agreement (the “NeuroPace Agreement”) with NeuroPace Inc. (“NeuroPace”), the manufacturer and distributor of the responsive neurostimulation (“RNS”) system. Pursuant to the NeuroPace Agreement and in accordance with statement of work agreements entered into from time to time, NeuroPace provides us with certain services with respect to data from the RNS systems used in our clinical trials. The NeuroPace Agreement also grants us a royalty-free, worldwide, exclusive, non-transferable license to all data collected by the RNS systems in our RAP-219 clinical trials in drug-resistant FOS and the outcomes of algorithms that are applied to such data, as well as the ability to publish the outcomes of algorithms, subject to certain conditions. The consideration we will pay to NeuroPace for such services is set out in each statement of work agreement.

Concurrently with the execution of the NeuroPace Agreement, the parties also entered into an initial statement of work, as amended in March 2024, and a second SOW in July 2025 (collectively, the “NeuroPace SOWs”) under the NeuroPace Agreement, pursuant to which NeuroPace agreed to provide services related to our RAP-219 Phase 2a clinical trial and planned open-label long term safety trial in RAP-219 for FOS, including, among other things, clinical trial readiness support, identification of potential patients satisfying the enrollment criteria and RNS system data reporting and data analysis. Pursuant to the payment schedule set out in the NeuroPace SOWs, the Company will pay NeuroPace an aggregate of up to $5.3 million over a period of approximately four years in connection with NeuroPace’s provision of services and achievement of certain patient enrollment and deliverable milestones. During the year ended December 31, 2024, we paid NeuroPace $0.6 million and recognized $1.8 million in research and development expense for services performed, resulting in a prepaid expense balance of $0.3 million as of December 31, 2024. The Company has incurred cumulative expenses of $4.2 million on both NeuroPace SOWs through December 31, 2025.

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

Other Income (Expense)

Interest Income

Interest income consists of interest earned from our cash, cash equivalents and short-term and long-term investments.

Change in Fair Value of Preferred Stock Tranche Right Liabilities

Our Series B convertible preferred stock purchase agreements provided the investors the obligation to participate in subsequent offerings of Series B convertible preferred stock upon achievement of certain specified milestones, upon the waiver of such milestone achievement by a majority vote of the respective series convertible preferred stockholders, or with respect to the Series B convertible preferred stock, upon exercise of the stockholders right to early exercise the preferred stock tranche right. The preferred stock tranche rights are classified as liabilities and initially recorded at fair value upon the issuance date of the rights. The liabilities were subsequently remeasured to fair value at each reporting date and immediately prior to being settled, and changes in fair value of the preferred stock tranche right liabilities were recognized as a component of other income (expense), net in our condensed consolidated statements of operations and comprehensive loss. In March 2024, we closed the Series B second financing, resulting in full settlement of the tranche right, upon which we issued additional shares of Series B convertible preferred stock. Immediately prior to the issuance of such shares, the preferred stock tranche right liability was remeasured to fair value with the change in fair value recognized as a component of other income (expense), net. As a result of the Series B preferred stock tranche right settlement in March 2024, we will no longer recognize changes in the fair value of the Series B preferred stock tranche liability in our condensed consolidated statements of operations and comprehensive loss.

Income Taxes

For each of the years ended December 31, 2025 and 2024, we recorded an income tax provision of zero. As of December 31, 2025 and 2024, we recorded a full valuation allowance of our net deferred tax assets, as we believed it was more likely than not we would not be able to realize our deferred tax assets prior to their expiration. The income tax provision reflects the changes to tax law that was enacted during 2025.

On July 4, 2025, new U.S tax legislation was signed into law (known as the “One Big Beautiful Bill Act” or “OBBBA”) which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026. The impacts of OBBBA are not material to the 2025 consolidated balance sheet or statements of operations and comprehensive loss.

For the year ended December 31, 2025, we adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) on a prospective basis. The amendments require disclosure of specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. This standard also requires further disaggregation of income taxes paid by federal, state, and foreign taxes, and by individual jurisdictions exceeding a specific threshold. Refer to Note 11—“Income Taxes” to our annual consolidated financial statements for further information.

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each year or for our research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating losses (“NOLs”), carryforwards and tax credits will be not realized. As of December 31, 2025, we had federal NOL carryforwards of approximately $46.1 million and state NOL carryforwards of approximately $15.1 million, respectively. Federal losses have an indefinite carryforward period, but can only offset 80% of federal taxable income in a given year. Losses for state purposes begin to expire in 2043. As of December 31, 2025, we also had federal and state tax research and development credit carryforwards of approximately $8.0 million and $3.2 million, respectively, to offset future tax liabilities, which begin to expire in 2042 and 2037, respectively. We have recorded a full valuation allowance against our net deferred tax assets at December 31, 2025. As of December 31, 2025, we had no unrecognized tax benefits.

As part of the Protecting Americans from Tax Hikes Act of 2015 (the “PATH Act”), certain eligible companies have the ability to convert a portion of their R&D tax credits to offset payroll tax liabilities. As of December 31, 2025, the Company had converted $0.5 million of its federal R&D credits to be utilized as an offset against future payroll taxes.

Results of Operations

Comparison of the years ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024:

	For the year ended December 31,
	2025	2024	Change
	(in thousands)
Operating expenses
Research and development	$94,789	$60,935	$33,854
General and administrative	30,310	22,120	8,190
Total operating expenses	125,099	83,055	42,044
Loss from operations	(125,099)	(83,055)	(42,044)
Other income (expense):
Interest income	13,616	12,138	1,478
Change in fair value of preferred stock tranche right liability	—	(7,390)	7,390
Total other income (expense), net	13,616	4,748	8,868
Net loss	$(111,483)	$(78,307)	$(33,176)

Operating Expenses

Research and Development Expenses

	For the year ended December 31,
	2025	2024	Change
	(in thousands)
Direct external program expenses:
RAP-219 program	$41,144	$22,080	$19,064
Preclinical programs	16,565	16,535	30
Internal and unallocated expenses:
Personnel-related costs (including stock-based compensation)	30,404	19,500	10,904
Other costs	6,676	2,820	3,856
Total research and development expenses	$94,789	$60,935	$33,854

Research and development expenses were $94.8 million for the year ended December 31, 2025, as compared to $60.9 million for the year ended December 31, 2024. The increase of $33.9 million consisted of the following:

•
a $19.1 million increase in RAP-219 program costs, which consisted of an increase of $17.0 million in clinical trial costs, primarily driven by costs for our Phase 2a trial, open-label long term safety trial, start-up costs for our Phase 3 trials in drug-resistant FOS, and costs for our Phase 2 proof-of-concept trial in bipolar mania, a $2.0 million increase in contract manufacturing costs related to the production of clinical trial supply, and a $0.8 million increase in RAP-219 consulting costs. These increases were offset by a $0.7 million decrease in preclinical toxicology studies related to long-term toxicology work;
•
a $10.9 million increase in personnel-related costs due to an increase in headcount, which consisted primarily of salaries, bonuses, and other compensation-related costs of $7.7 million, and stock-based compensation of $3.2 million; and
•
a $3.9 million increase in other costs, consisting primarily of research and development facilities, information technology, and depreciation expenses related to increased headcount and continued expansion of our Boston and San Diego sites.

General and Administrative Expenses

	For the year ended December 31,
	2025	2024	Change
	(in thousands)
Personnel-related (including stock-based compensation)	$21,519	$13,989	$7,530
Professional and consulting costs	5,260	5,482	(222)
Facility related and other	3,531	2,649	882
Total general and administrative expense	$30,310	$22,120	$8,190

General and administrative expense were $30.3 million for the year ended December 31, 2025, as compared to $22.1 million for the year ended December 31, 2024. The increase of $8.2 million consisted of the following:

•
a $7.5 million increase in workforce expense primarily due to an increase in headcount, consisting of salaries, bonuses, and other compensation-related costs of $2.2 million and stock-based compensation of $5.4 million;
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

Other Income (Expense)

	For the year ended December 31,
	2025	2024	Change
	(in thousands)
Other income (expense):
Interest income	$13,616	$12,138	$1,478
Change in fair value of preferred stock tranche right liability	—	(7,390)	7,390
Total other income (expense), net	$13,616	$4,748	$8,868

Other income (expense) was $13.6 million for the year ended December 31, 2025, as compared to $4.7 million for the year ended December 31, 2024. The $7.4 million decrease in the expense from the change in fair value of preferred stock tranche right liability was due to the settlement of the Series B preferred stock tranche right liability in March 2024. The $1.5 million increase in interest income is due to the increased cash, cash equivalent and short-term investments balances from the IPO and concurrent private placement in June 2024 and the September 2025 Offering.

Income Taxes

For the years ended December 31, 2025 and 2024 we recorded an income tax provision of zero.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in February 2022, we have not generated any revenue from any sources and have incurred significant operating losses and negative cash flows from operations. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our product candidates and pipeline. Further, we expect to continue to incur additional costs associated with operating as a public company. Historically, we have funded our operations with proceeds from the sale of convertible notes, convertible preferred stock, the issuance of common stock in our IPO and concurrent private placement, and the September 2025 Offering. Through December 31, 2025, we received aggregate gross proceeds of $711.9 million from the issuance of convertible promissory notes and the sale of our convertible preferred stock and common stock. As of December 31, 2025, we had cash and cash equivalents of $52.6 million and short-term investments of $437.9 million.

In July 2025, we entered into a common stock sales agreement, by and between the Company and Leerink Partners LLC and Cantor Fitzgerald & Co., acting as sales agents, which established an at-the-market offering program pursuant to which we may offer and sell shares of our common stock from time to time (the “ATM Program”). In connection with the ATM Program, we filed a prospectus supplement with the SEC on January 7, 2026, for the offer and sale of up to $110.0 million of shares of common stock from time to time through the sales agents. To date, no shares have been sold through the ATM Program. As market conditions permit, we may offer and sell securities under the Registration Statement, including through the ATM Program, in order to fund our operations or provide additional liquidity.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	For the twelve months ended December 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(87,473)	$(64,828)
Net cash used in investing activities	(187,473)	(170,141)
Net cash provided by financing activities	270,786	221,625
Net increase in cash, cash equivalents and restricted cash	$(4,160)	$(13,344)

Operating Activities

During the year ended December 31, 2025 operating activities used $87.5 million of cash, resulting primarily from our net loss of $111.5 million and non-cash accretion of investments in marketable securities of $1.4 million, partially offset by $18.9 million of non-cash stock-based compensation expense, changes in operating assets and liabilities of $3.5 million, $1.0 million of non-cash depreciation expense, and $2.0 million of non-cash lease expense. The $3.5 million change in operating assets and liabilities is primarily driven by an increase in prepaid expenses and other current assets of $3.6 million, primarily due to advanced payments on new contracts related to our clinical trials, an increase in accrued expenses of $6.2 million and an increase in accounts payable of $2.2 million and due to increased expenditures and timing of payments to vendors, an increase of $0.8 million in other assets due to the payment of the security deposit for our new corporate headquarters lease and an up-front long-term clinical trial payment, and $0.5 million decrease in operating lease liabilities.

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

Investing Activities

During the year ended December 31, 2025, net cash used in investing activities was $187.5 million, primarily consisting of purchases of short-term investments of $354.8 million and purchases of property and equipment of $0.6 million, partially offset by maturities of short-term investments of $167.9 million.

During the year ended December 31, 2024, net cash used in investing activities was $170.1 million, primarily consisting of purchases of short-term investments of $377.5 million and purchases of property and equipment of $2.4 million, partially offset by maturities of short-term investments of $209.8 million.

Financing Activities

During the year ended December 31, 2025, net cash provided by financing activities was $270.8 million, primarily consisting of net proceeds from the September 2025 Offering in the aggregate amount of $269.4 million and proceeds from exercise of stock options of $1.3 million.

During the year ended December 31, 2024, net cash provided by financing activities was $221.6 million, primarily consisting of net proceeds from our IPO and concurrent private placement of our common stock in the aggregate amount of $157.7 million, and net proceeds of $63.9 million from our additional issuance of Series B convertible preferred stock.

Future Funding Requirements

As of December 31, 2025, we had cash, cash equivalents and short-term investments of $490.5 million, excluding our restricted cash. As of the issuance date of the consolidated financial statements for the year ended December 31, 2025, we expect that our cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses and capital expenditure requirements through at least 12 months from the issuance of the consolidated financial statements. We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2029. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. However, our forecast for the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Additionally, the process of conducting preclinical studies and testing potential future product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain. We will need to raise substantial additional capital in the future.

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

Until such time, if ever, as we can generate substantial product revenue to support our cost structure, we expect to finance our cash needs through equity offerings, debt financings, or other capital sources, potentially including collaborations, licenses, and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Additional debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise funds through collaborations, license arrangements, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or potential future product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. Our failure to raise capital or enter into such other arrangements when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise additional funds through equity or debt financings, or through other sources when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates and potential future product candidates even if we would otherwise prefer to develop and market such potential future product candidates ourselves.

Contractual Obligations and Commitments

Leases

As of the December 31, 2025, we had future minimum operating lease payments under non-cancelable leases of $13.4 million related to leases we have recognized on our consolidated balance sheet, which included existing laboratory and office leases and the new corporate headquarters lease that commenced June 1, 2025 in Boston, Massachusetts. The future minimum operating lease payments under these non-cancelable leases are due over a weighted average remaining lease term of 4.6 years.

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

NeuroPace Master Services Agreement and Statement of Work

In connection with the execution of the NeuroPace Agreement, the parties also entered into an initial statement of work (“SOW”), as amended in March 2024, and a second SOW in July 2025 (collectively, the “NeuroPace SOWs”) under the NeuroPace Agreement, pursuant to which NeuroPace agreed to provide services related to the RAP-219 Phase 2a proof-of-concept clinical trial and planned open-label long term safety trial in RAP-219 for FOS, including, among other things, clinical trial readiness support, identification of potential patients satisfying the enrollment criteria and RNS system data reporting and data analysis. Pursuant to the payment schedule set out in the NeuroPace SOWs, the Company will pay NeuroPace an aggregate of up to $5.3 million over a period of approximately four years in connection with NeuroPace’s provision of services and achievement of certain patient enrollment and deliverable milestones. During the year ended December 31, 2024, we paid NeuroPace $0.6 million and recognized $1.8 million in research and development expense for services performed, resulting in a prepaid expense balance of $0.3 million as of December 31, 2024. The Company has incurred cumulative expenses of $4.2 million on both NeuroPace SOWs through December 31, 2025.

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
•
the likelihood of achieving a liquidity event, such as an IPO or sale of our company in light of prevailing market conditions; and
•
the analysis of IPOs and the market performance of similar companies in the biotechnology industry.

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

Valuation of Preferred Stock Tranche Liability

Our Series B convertible preferred stock purchase agreements obligated the Series B investors to participate in a subsequent offering of Series B convertible preferred stock upon certain conditions being met, which we referred to as the preferred stock tranche rights. We determined that the preferred stock tranche rights were required to be recorded as a liability because it was a freestanding financial instrument that would require us to transfer assets upon exercises of the right. The preferred stock tranche rights met the definition of a freestanding financial instrument because they were legally detachable and separately exercisable from the Series B convertible preferred stock. The preferred stock tranche rights were classified as a liability and initially recorded at fair value upon the issuance date of the right. The liability was remeasured to fair value at each reporting date until settled, and changes in the fair value of the preferred stock tranche right liability was recognized as a component of other income (expense) in our consolidated statements of operations and comprehensive loss.

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

Subsequent to the original issuance, one stockholder exercised its right to early exercise the Series B preferred stock tranche right and purchased shares of Series B convertible preferred stock for cash proceeds of $8.0 million. The fair value of the associated tranche right liability that was settled at the time of the sale of $0.5 million was recognized in additional paid-in capital. Additionally, the investor paid a premium of $0.8 million for these shares over their fair value which was also recorded in additional paid-in capital.

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

The fair value of the tranche right liability was determined based on significant inputs not observable in the market, which represented a Level 3 measurement within the fair value hierarchy. The fair value of the tranche right liability was determined using a Contingent Forward Analysis, which is a scenario-based lattice model that accounts for the different possible milestone scenarios and their associated probabilities, as estimated by us. The valuation model considered the probability of closing the tranche, the estimated future value of the convertible preferred stock to be issued at each closing and the investment required at each closing. Future values were converted to present value using a discount rate appropriate for probability-adjusted cash flows. The most significant assumptions in the Contingent Forward Analysis impacting the fair value of the preferred stock tranche rights were the fair value of the Series B convertible preferred stock as of each remeasurement date, the estimated remaining term of the tranche right as of each remeasurement date, and the probabilities of success for each tranche milestone as of each measurement date. We determined the fair value per share of the underlying convertible preferred stock by taking into consideration the most recent sales of our convertible preferred stock as well as additional factors that we deemed relevant. We assessed these assumptions and estimates on a quarterly basis as additional information impacting the assumptions was obtained. The risk-free rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining estimated time to each tranche closing.

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

Item 8. Financial Statements and Supplementary Data.

Rapport Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Rapport Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rapport Therapeutics, Inc. and its subsidiary (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, of convertible preferred stock and stockholders' equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

March 10, 2026

We have served as the Company’s auditor since 2023.

Rapport Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$52,645	$56,805
Short-term investments	437,894	248,475
Restricted cash	105	105
Prepaid expenses and other current assets	7,917	4,417
Total current assets	498,561	309,802
Property and equipment, net	2,976	3,529
Operating lease right of use asset, net	9,909	1,442
Other assets	985	160
Total assets	$512,431	$314,933
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,190	$1,954
Accrued expenses and other current liabilities	12,104	6,076
Operating lease liability	2,755	737
Total current liabilities	19,049	8,767
Operating lease liability, net of current portion	8,729	739
Total liabilities	27,778	9,506
Commitments and contingencies (Note 12)
Stockholders’ equity
Undesignated preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2025 and December 31, 2024, respectively; zero shares issued and outstanding at December 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized at December 31, 2025 and December 31, 2024; 47,772,567 shares and 36,580,202 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	48	37
Additional paid-in capital	719,287	429,657
Accumulated other comprehensive income (loss)	546	(522)
Accumulated deficit	(235,228)	(123,745)
Total stockholders’ equity	484,653	305,427
Total liabilities and stockholders’ equity	$512,431	$314,933

The accompanying notes are an integral part of these consolidated financial statements.

Rapport Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	For the year ended December 31,
	2025	2024
Operating expenses
Research and development	$94,789	$60,935
General and administrative	30,310	22,120
Total operating expenses	125,099	83,055
Loss from operations	(125,099)	(83,055)
Other income (expense):
Interest income	$13,616	12,138
Change in fair value of preferred stock tranche right liability	—	(7,390)
Total other income, net	13,616	4,748
Net loss	$(111,483)	$(78,307)
Net loss per share attributable to common stockholders, basic and diluted	$(2.86)	$(3.78)
Weighted-average common shares outstanding, basic and diluted	38,934,569	20,738,338
Comprehensive loss:
Net loss	$(111,483)	$(78,307)
Change in unrealized gains (losses) on investments, net of tax	1,068	(526)
Total other comprehensive income (loss)	1,068	(526)
Comprehensive loss	$(110,415)	$(78,833)

The accompanying notes are an integral part of these consolidated financial statements.

Rapport Therapeutics, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock				Additional Paid-in		Accumulated Other Comprehensive		Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares		Amount		Capital		Income (Loss)		Deficit	(Deficit)
Balance at December 31, 2023	100,182,354	$89,487	51,273,790	$77,091	4,170,817		$4		$19,796		$4		$(45,438)	$(25,634)
Issuance of Series B convertible preferred stock for the settlement of the tranche right liability, net of issuance costs of $87	—	—	38,157,240	68,161	-		-		7,343		—		—	7,343
Conversion of Series A convertible preferred stock to common stock upon closing of the initial public offering	(100,182,354)	(89,487)	—	—	11,701,298		12		89,475		—		—	89,487
Conversion of Series B convertible preferred stock to common stock upon closing of the initial public offering	—	—	(89,431,030)	(145,252)	10,445,518		10		145,242		—		—	145,252
Issuance of common stock from initial public offering, net of issuance costs of $15,519	—	—	—	—	9,200,000		9		140,859		—		—	140,868
Issuance of common stock from private placement, net of issuance cost of $1,297	—	—	—	—	1,058,824		1		16,701		—		—	16,702
Issuance of common stock upon exercise of stock options	—	—	—	—	3,745		1		6		—		—	7
Stock-based compensation expense	—	—	—	—	—		—		10,235		—		—	10,235
Net loss	—	—	—	—	—		—		—		—		(78,307)	(78,307)
Change in unrealized gain (loss) on investments, net of tax	—	—	—	—	—		—		—		(526)		—	(526)
Balance at December 31, 2024	—	$—	—	$—	36,580,202		$37		$429,657		$(522)		$(123,745)	$305,427
Issuance of common stock from underwritten public offering, net of issuance costs of $18,061	—	—	—	—	11,057,692	—	11	—	269,428	—	—	—	—	269,439
Issuance of common stock upon exercise of stock options	—	—	—	—	192,864	—	—	—	1,348	—	—	—	—	1,348
Stock-based compensation expense	—	—	—	—	—		—		18,855		—		—	18,855
Vesting of performance-based restricted stock units	—	—	—	—	34,750		—		—		—		—	—
Repurchase of unvested restricted common stock	—	—	—	—	(92,941)		—		(1)		—		—	(1)
Net loss	—	—	—	—	—		—		—		—		(111,483)	(111,483)
Change in unrealized gain on investments, net of tax	—	—	—	—	—		—		—		1,068		—	1,068
Balance at December 31, 2025	—	$—	—	$—	47,772,567		$48		$719,287		$546		$(235,228)	$484,653

The accompanying notes are an integral part of these consolidated financial statements.

Rapport Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the year ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(111,483)	$(78,307)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,017	839
Net (accretion) and amortization of investments in marketable securities	(1,396)	(3,211)
Change in fair value of preferred stock tranche right liability	—	7,390
Non-cash lease expense	2,032	642
Stock-based compensation expense	18,855	10,235
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,597)	(1,854)
Other assets	(791)	83
Accounts payable	2,215	(346)
Accrued expenses and other current liabilities	6,166	371
Operating lease liabilities	(491)	(670)
Net cash used in operating activities	(87,473)	(64,828)
Cash flows from investing activities
Purchases of short-term investments	(354,784)	(377,532)
Maturities of short-term investments	167,927	209,796
Purchases of property and equipment	(616)	(2,405)
Net cash used in investing activities	(187,473)	(170,141)
Cash flows from financing activities
Proceeds from initial public offering and concurrent private placement, net of underwriter discounts and commissions and deferred offering costs	—	157,705
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs paid	—	63,913
Proceeds from underwritten public offering, net of underwriter discounts and commissions and deferred offering costs	269,439	—
Proceeds from exercise of stock options	1,348	7
Repurchase of unvested restricted common stock	(1)	—
Net cash provided by financing activities	270,786	221,625
Net (decrease) increase in cash, cash equivalents, and restricted cash	(4,160)	(13,344)
Cash, cash equivalents, and restricted cash at beginning of period	56,910	70,254
Cash, cash equivalents, and restricted cash at end of period	$52,750	$56,910
Supplemental cash flow information:
Supplemental disclosure for noncash investing and financing activities:
Settlement of Series B preferred stock tranche right liability	$—	$11,590
Conversion of Series A convertible preferred stock into common stock upon closing of initial public offering	$—	$89,487
Conversion of Series B convertible preferred stock into common stock upon closing of initial public offering	$—	$145,252
Right-of-use assets obtained in exchange for operating lease liabilities	$10,499	$—
Offering costs included in accounts payable and accrued expenses at period end	$35	$—
Purchases of property and equipment included in accounts payable and accrued expenses at period end	$20	$172
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$52,645	$56,805
Restricted cash	$105	$105
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$52,750	$56,910

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

Liquidity

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since its inception, including net losses of $111.5 million and $78.3 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the Company had an accumulated deficit of $235.2 million. The Company had cash and cash equivalents and short-term investments, excluding restricted cash, of $490.5 million as of December 31, 2025.

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

The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through equity offerings, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. The Company may not be able to obtain funding on acceptable terms, or at all. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders.

The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The company will need to generate significant revenue to achieve profitability, and it may never do so.

Rapport Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions reflected within these consolidated financial statements include, but are not limited to, research and development expenses and accruals, the valuation of the Company’s common stock prior to its IPO in June 2024 and stock-based awards and the valuation of preferred stock tranche right liability. The Company bases its estimates on known trends and other market-specific or relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ materially from those estimates or assumptions.

Concentrations of Credit Risk and of Significant Suppliers

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

The Company is dependent on third-party vendors for its product candidates. In particular, the Company relies, and expects to continue to rely, on a small number of vendors to manufacture supplies and process its product candidates for its development programs. These programs could be adversely affected by a significant interruption in the manufacturing process.

Restricted cash

The Company's restricted cash of $0.1 million as of December 31, 2025 and 2024 was restricted as cash collateral for the Company’s business credit card program.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments, with original maturities of three months or less, to be cash equivalents. As of December 31, 2025 and 2024, cash equivalents includes $47.9 million and $9.4 million held in money market funds, respectively.

Rapport Therapeutics, Inc.

Notes to Consolidated Financial Statements

Short-Term Investments

The Company’s short-term investments consist of investments in debt securities, including U.S. Treasury bills, government securities, and U.S. agency securities with remaining maturities beyond three months at the date of purchase that are available to be converted into cash to fund its current operations. As of December 31, 2025 and 2024, all of the Company’s debt securities were classified as available-for-sale and were carried at fair market value (see Note 3). The unrealized gains and losses on the Company’s available-for-sale debt securities are recorded in other comprehensive income (loss) in the consolidated statements of operations and comprehensive loss.

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

If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the investment security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any unrealized loss that has not been recorded through an allowance for credit loss is recognized in other comprehensive income (loss). As of December 31, 2025 and 2024, there was no allowance for credit losses recorded on the Company’s consolidated balance sheet.

The Company’s interest income consists of interest earned from cash, cash equivalents, and short-term investments.

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, these costs are recorded as a reduction of the proceeds from the offering, either as a reduction of the carrying value of the convertible preferred stock or in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. Should the in-process equity financing be abandoned, the deferred offering costs would be expensed immediately as a charge to operating expenses in the consolidated statements of operations and comprehensive loss. Upon closing of the Company’s IPO in June 2024, these deferred offering costs were included in the $16.8 million issuance costs classified to stockholders equity (deficit) and recorded against the proceeds from the offering. Upon the closing of the September 2025 Offering, there were $0.8 million of deferred offering costs included in the $18.1 million of issuance costs classified to stockholders equity (deficit) and recorded against the proceeds from the offering. In connection with the ATM Program (as defined below), the Company filed a prospectus supplement with the SEC on January 7, 2026, for the offer and sale of up to $110.0 million of shares of common stock from time to time through the sales agents.

As of December 31, 2025 and 2024, the Company recorded deferred offering costs of $35 thousand and zero, respectively, in other assets on its balance sheet.

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

Rapport Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

The Company’s cash equivalents and short-term investments are carried at fair value, determined according to the fair value hierarchy described above (see Note 3). The carrying values of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense is recognized using the straight-line method over the estimated useful life of each asset as follows:

Asset Classification	Estimated Useful Life
Computer equipment	3 years
Furniture and Fixtures	5 years
Lab equipment	5 years
Leasehold Improvements	Shorter of remaining lease term or useful life

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

For the years ended December 31, 2025 and 2024, the Company did not recognize any impairment losses on long-lived assets.

Segment Information

The Company operates and manages its business as a single segment for the purposes of assessing performance and making operating decisions. The Company’s chief executive officer, who is the chief operating decision maker, reviews the Company’s financial information on a consolidated basis for purposes of evaluating financial performance and allocating resources. All of the Company’s long-lived assets are located in the United States (see Note 10).

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

Rapport Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

Accrued Research and Development Expenses

The Company estimates preclinical study and clinical trial and other research and development expenses based on the services performed but not yet invoiced, pursuant to contracts with research institutions and third-party service providers that conduct and manage preclinical studies and clinical trials and research services on its behalf. The Company includes these costs of research and development activities in accrued expenses and other current liabilities in the consolidated balance sheets and in research and development expense in the consolidated statements of operations and comprehensive loss.

The Company periodically confirms the accuracy of its estimates with the service providers and adjust if necessary. If timelines or contracts are modified based upon changes in the clinical trial protocol or scope of work to be performed, estimates of accrued expenses are modified on a prospective basis.

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses in the consolidated statements of operations and comprehensive loss.

Contingencies

The Company is subject to contingent liabilities, such as legal proceedings and claims, that arise in the ordinary course of business activities. The Company accrues for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability on the consolidated balance sheets. The Company does not accrue for contingent losses that, in its judgment, are considered to be reasonably possible, but not probable; however, it discloses the range of reasonably possible losses. As of December 31, 2025 and 2024, no liabilities were recorded for loss contingencies (see Note 12).

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

The Company grants stock options and restricted stock awards that are subject to either service or performance-based vesting conditions and performance-based restricted stock units that are subject to performance-based vesting conditions. Compensation expense for awards to employees and directors with service-based vesting conditions is recognized using the straight-line method over the requisite service period, which is generally the vesting period of the respective award. Compensation expense for awards to non-employees with service-based vesting conditions is recognized in the same manner as if the Company had paid cash in exchange for the goods or services, which is generally over the vesting period of the award. Forfeitures are accounted for as they occur. Compensation expense for awards to employees and non-employees with service and performance-based vesting conditions is recognized based on the grant-date fair value over the requisite service period using the accelerated attribution method to the extent achievement of the performance condition is probable. As of each reporting date, the Company estimates the probability that specified performance criteria will be met and does not recognize compensation expense until it is probable that the performance-based vesting condition will be achieved.

Rapport Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more likely than not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties. The Company had accrued no amounts for interest or penalties related to uncertain tax positions as of December 31, 2025 and 2024.

Net Loss Per Share

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

Rapport Therapeutics, Inc.

Notes to Consolidated Financial Statements

For periods in which the Company reports a net loss, diluted net loss per common share is the same as basic net loss per common share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the year ended December 31, 2025, comprehensive loss includes unrealized gains on short-term investments. For the year ended December 31, 2024, comprehensive loss includes unrealized losses on short-term investments.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires enhanced income tax disclosures, including specific categories and disaggregation of information in the effective tax rate reconciliation, disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. The requirements of the ASU were effective for annual periods beginning after December 15, 2024. The Company adopted this standard on a prospective basis for the year ended December 31, 2025. The Company’s adoption of the standard had an immaterial impact on its consolidated financial statements and related disclosures. See Note 11 for additional information.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

3. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

	Fair Value Measurements at
	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$47,947	$—	$—	$47,947
Short-term investments:
U.S. Treasury bills	—	79,359	—	79,359
Government securities	—	248,398	—	248,398
Government agency securities	—	110,137	—	110,137
	$47,947	$437,894	$—	$485,841

Rapport Therapeutics, Inc.

Notes to Consolidated Financial Statements

	Fair Value Measurements at
	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$9,432	$—	$—	$9,432
Short-term investments:
U.S. Treasury bills	—	28,723	—	28,723
Government securities	—	136,514	—	136,514
Government agency securities	—	83,238	—	83,238
	$9,432	$248,475	$—	$257,907

Money market funds are highly liquid and actively traded marketable securities that generally transact at a stable $1.00 net asset value representing its estimated fair value. During the years ended December 31, 2025 and 2024, there were no transfers between Level 1, Level 2 and Level 3.

The Company classifies its marketable securities as short-term because they are available to be converted into cash to fund current operations. The fair value of the Company’s U.S. Treasury bills, government securities, and government agency securities are classified as Level 2 because they are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency.

The underlying securities held in the money market funds held by the Company are all government backed securities.

Short-term investments consisted of the following (in thousands):

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments:
U.S. Treasury bills	$79,334	$25	$—	$79,359
Government securities	247,968	430	—	248,398
Government agency securities	110,046	91	—	110,137
	$437,348	$546	$—	$437,894

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments:
U.S. Treasury bills	$28,694	$30	$—	$28,724
Government securities	136,829	—	(316)	136,513
Government agency securities	83,474	—	(236)	83,238
	$248,997	$30	$(552)	$248,475

The contractual maturities of the Company’s short-term investments in available-for-sale debt securities held were as follows (in thousands):

	December 31,	December 31,
	2025	2024
Due within one year	$243,613	$117,761
Due between one and two years	194,281	130,714
	$437,894	$248,475

As of December 31, 2025, no investments were in an unrealized loss position. As of December 31, 2024, all investments in an unrealized loss position were in this position for less than 12 months. The Company evaluated its securities for potential

Rapport Therapeutics, Inc.

Notes to Consolidated Financial Statements

other-than-temporary impairment and considered the decline in market value to be primarily attributable to current economic and market conditions. Additionally, the Company does not intend to sell the securities in an unrealized loss position and does not expect it will be required to sell the securities before recovery of the unamortized cost basis. The Company did not recognize any credit losses during both the years ended December 31, 2025 and 2024.

Valuation of Preferred Stock Tranche Right Liability

The Series B preferred stock tranche right liabilities in the table below are composed of the fair value of obligations to issue Series B convertible preferred stock (see Note 6), either upon achievement of certain specified milestones, upon the waiver of such milestone achievement by a majority vote of the respective series convertible preferred stockholders, or upon a shareholder exercising its right to early exercise the tranche right. The fair value of the tranche right liability was determined based on significant inputs not observable in the market, which represented a Level 3 measurement within the fair value hierarchy. The fair value of the tranche right liabilities were determined using a Contingent Forward Analysis, which is a scenario-based lattice model that accounts for the different possible milestone scenarios and their associated probabilities, as estimated by the Company. The valuation model considered the probability of closing the tranche, the estimated future value of the Convertible Preferred Stock to be issued at each closing and the investment required at each closing. Future values were converted to present value using a discount rate appropriate for probability-adjusted cash flows. The risk-free rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining estimated time to each tranche closing.

Series B Preferred Stock Tranche Right Liability

The following table provides a roll-forward of the aggregate fair value of the Company’s Series B preferred stock tranche right liability during the year ended December 31, 2024, for which fair value is determined using Level 3 inputs (in thousands):

Series B Preferred Stock Tranche Right Liability
Balance as of December 31, 2023	$4,200
Change in fair value of Series B preferred stock tranche right liability	7,390
Settlement of Series B preferred stock tranche right liability upon waiver of milestone	(11,590)
Balance as of December 31, 2024	$—

Rapport Therapeutics, Inc.

Notes to Consolidated Financial Statements

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Lab equipment	$4,419	$3,716
Furniture and Fixtures	34	—
Computer equipment	92	67
Leasehold improvements	295	281
Construction in process	118	430
Total property and equipment	4,958	4,494
Less: Accumulated depreciation	(1,982)	(965)
	$2,976	$3,529

Depreciation expense of property and equipment for the years ended December 31, 2025 and 2024 was $1.0 million and $0.8 million, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Research and development	$3,749	$1,664
Professional fees	1,229	235
Employee related	7,120	3,708
Accrued other	6	469
	$12,104	$6,076

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

Rapport Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

The Company shall not declare, pay or set aside any dividends on common shares of the Company unless the holders of convertible preferred stock then outstanding first received, or simultaneously received, the Preferred Dividend on each outstanding convertible preferred stock and a dividend on each outstanding convertible preferred stock in an amount at least equal to the product of (1) the dividend payable on each share of such class or series determined, as if all shares of such class or series had been converted into common stock and (2) the number of shares of common stock issuable upon conversion of a share of such series of convertible preferred stock, in each case calculated on the record date for determination of the holders entitled to receive such dividend. To-date, the Company has never declared or paid cash dividends.

Rapport Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

Rapport Therapeutics, Inc.

Notes to Consolidated Financial Statements

7. Common Stock

The voting, dividend and liquidation rights of the holders of the Company’s common stock were subject to and qualified by the rights, powers and preferences of the holders of the convertible preferred stock set forth above. Each share of common stock entitles the holder to one vote, together with the holders of the convertible preferred stock, on all matters submitted to the stockholders for a vote. The holders of common stock are entitled to receive dividends, if any, as declared by the Company’s board of directors, subject to the preferential dividend rights of convertible preferred stock. As of December 31, 2025 and 2024, no dividends have been declared or paid.

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

In July 2025, the Company filed a registration statement on Form S-3 (the “Registration Statement”) with the U.S. Securities and Exchange Commission (the “SEC”) covering the offering of up to $400.0 million in common stock, preferred stock, debt securities, warrants and/or units. Concurrent with the filing of the Registration Statement, the Company entered into a common stock sales agreement, dated July 1, 2025, by and between the Company and Leerink Partners LLC and Cantor Fitzgerald & Co., acting as sales agents (the “Sales Agreement”), which established an at-the-market offering program for the offer and sale of common stock from time to time (the “ATM Program”). In connection with the ATM Program, the Company also filed a prospectus with the Registration Statement for the offer and sale of up to $150.0 million of shares of common stock from time to time through the sales agents (the “ATM Prospectus”). In September 2025, the Company terminated the ATM Prospectus.

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

In connection with the ATM Program, the Company filed a prospectus supplement with the Securities and Exchange Commission on January 7, 2026, for the offer and sale of up to $110.0 million of shares of common stock from time to time through the sales agents. To date, the Company had not issued and sold any shares of common stock under the Sales Agreement.

As of December 31, 2025, the Company had reserved 8,878,968 shares of common stock, of which 2,503,036 shares were reserved for issuance under the 2022 Plan, 5,685,887 shares under the 2024 Stock Option and Grant Plan (the “2024 Plan”) and 690,045 shares under the 2024 Employee Stock Purchase Plan (the “2024 ESPP”) (see Note 8).

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

Rapport Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

2024 Plan

In May 2024, the Company’s board of directors adopted, and its stockholders approved, the 2024 Plan, which became effective in June 2024. The 2024 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors, and consultants. The 2024 plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares initially reserved for issuance under the 2024 Plan is 3,814,618 shares. In addition, the number of shares reserved and available for issuance under the 2024 Plan will automatically increase on January 1, 2025 and each January 1 thereafter, by five percent of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the compensation committee. As of December 31, 2025, there have been 115,875 stock-based awards cancelled under the 2022 Plan from which the underlying shares were added to the shares reserved under the 2024 Plan. As of December 31, 2025, the Company had 1,839,709 shares remaining available for future grants.

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

2024 ESPP

In May 2024, the Company’s board of directors adopted, and its stockholders approved, the 2024 ESPP, which became effective in June 2024. The 2024 ESPP initially reserved and authorized the issuance of up to a total of 324,243 shares of the Company’s common stock to participating employees. The 2024 ESPP provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2025 and each January 1 thereafter through January 1, 2034, by the lesser of (i) 648,486 shares of common stock, (ii) one percent of the outstanding number of shares of common stock on the immediately preceding December 31, or (iii) such lesser number of shares of common stock as determined by the administrator of the 2024 ESPP. On January 1, 2026, the annual increase resulted in no additional shares being reserved and authorized pursuant to the 2024 ESPP as determined by the administrator. The number of shares reserved under the 2024 ESPP is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. As of December 31, 2025, the Company had 690,045 shares reserved for the 2024 ESPP.

As of December 31, 2025, the Company has not issued shares under the 2024 ESPP.

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

The following table presents the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options granted:

Rapport Therapeutics, Inc.

Notes to Consolidated Financial Statements

	Year Ended December 31,	Year Ended December 31,
	2025	2024
Expected volatility	82.30% - 90.25%	83.80% - 99.30%
Risk-free interest rate	3.77% - 4.43%	3.55% - 4.48%
Expected dividend yield	0.00%	0.00%
Expected term (in years)	6.00	5.85 - 6.08
Fair value of common stock	$7.15 - $28.55	$6.34 - $26.90

Stock Options

The Company has granted stock options with service-based vesting conditions. Stock options generally vest over four years and have a maximum term of ten years. Prior to the IPO, the Company typically granted stock options to employees and non-employees at exercise prices deemed by the Board to be equal to the fair value of the common stock at the time of grant. Subsequent to the IPO, exercise prices are determined by the closing price of the Company’s stock on the date of the grant. The following table summarizes the Company’s stock option activity for the year ended December 31, 2025:

	Number of Shares	Weighted- Average Exercise Price per share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2024	4,189,746	$10.02	9.19	$34,324
Granted	2,522,420	15.56
Exercised	(192,864)	6.98
Forfeited	(231,825)	12.80
Options outstanding at December 31, 2025	6,287,477	$12.23	8.62	$113,839
Options vested and exercisable at December 31, 2025	2,035,935	10.22	8.32	40,955
Options vested and expected to vest at December 31, 2025	6,287,477	$12.23	8.62	$113,839

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2025 and 2024 was $11.41 per share and $11.35 per share, respectively. As of December 31, 2025, there was $43.1 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a remaining weighted average period of 2.5 years.

Restricted Stock Awards (“RSA”)

The Company has awarded restricted stock both under the 2022 Plan as well as outside of the 2022 Plan.

Service-Based RSAs

The majority of the RSAs have service-based vesting conditions and vest over a period from immediately to four years. Compensation expense is recognized on a straight-line basis over the requisite service period.

Rapport Therapeutics, Inc.

Notes to Consolidated Financial Statements

The following table summarizes the Company’s service-based RSA grant activity for the year ended December 31, 2025:

	RSAs	Weighted- Average Grant Date Fair Value
Unvested shares at December 31, 2024	976,596	$3.69
Granted	—	—
Vested	(513,038)	3.56
Forfeited	(51,725)	3.14
Unvested shares at December 31, 2025	411,833	$3.94

The aggregate intrinsic fair value of service-based RSAs that vested during the years ended December 31, 2025 and 2024, was $8.9 million and $10.1 million, respectively. As of December 31, 2025, there was $1.5 million of total unrecognized compensation cost related to unvested service-based RSAs, which is expected to be recognized over a remaining weighted average period of 1.2 years.

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

The following table summarizes the Company’s performance-based RSA grant activity for the year ended December 31, 2025:

	RSAs	Weighted- Average Grant Date Fair Value
Unvested shares at December 31, 2024	444,235	$3.63
Granted	—	—
Vested	(190,042)	3.69
Forfeited	(41,216)	2.92
Unvested shares at December 31, 2025	212,977	$3.72

The aggregate intrinsic fair value of performance-based RSAs that vested during the years ended December 31, 2025 and 2024 was $3.3 million and $3.4 million, respectively. The aggregate intrinsic value of restricted stock awards is calculated as the positive difference between the prices paid, if any, of the restricted stock awards and the fair value of the Company’s common stock.

As of December 31, 2025, there was $0.1 million of total unrecognized compensation cost related to unvested performance-based restricted common stock, which is expected to be recognized over a remaining weighted average period of 0.8 years.

Performance-Based Restricted Stock Units (“PSUs”)

In December 2024, the Company granted 95,500 performance-based restricted stock units (“PSUs”) to certain employees. Each PSU represents a right to receive one share of the Company’s Common Stock when it becomes vested. The PSUs will vest in two equal tranches over two performance periods starting on the grant date and ending, respectively, on December 31, 2025, and December 31, 2026, subject to the satisfaction of both service and performance conditions specifically defined for each

Rapport Therapeutics, Inc.

Notes to Consolidated Financial Statements

performance period and each PSU award. The performance conditions are related to the achievement of certain program milestones in the Company’s drug discovery and development process. The grant-date fair value of the PSUs were $21.56.

In December 2025, the Compensation Committee of the Board of Directors (the “Compensation Committee”) approved a modification of the vesting schedules related to two PSU awards. The first tranche of the original vesting schedules vested upon achievement of two separate milestones. The first tranche of these awards was modified to split into two separate tranches, with one milestone to be achieved for each tranche, both vesting on December 31, 2025.

Also in December 2025, the Compensation Committee confirmed the achievement of certain performance milestones for the first tranche of the PSUs granted in December 2024 related to the achievement of certain drug discovery and development milestones in 2025, with 34,750 PSU shares vesting on December 31, 2025, and also confirmed there were certain milestones for the first tranche that were not achieved, resulting in the forfeiture of 13,000 PSU awards. For the twelve months ended December 31, 2025, the Company recognized $0.9 million compensation expense in connection with the PSUs.

As of December 31, 2025, the unrecognized compensation expenses associated with the PSUs were $1.0 million.

Stock-Based Compensation

The Company recorded stock-based compensation expense for stock options of $15.7 million and $7.4 million in the years ended December 31, 2025 and 2024, respectively. The Company recorded stock-based compensation expense for RSAs of $2.2 million and $2.8 million in the years ended December 31, 2025 and 2024, respectively. The Company recorded stock-based compensation expense for PSUs of $0.9 million and zero in the years ended December 31, 2025 and 2024, respectively. The following table below summarizes the classification of the Company’s stock-based compensation expense in the consolidated statements of operations and comprehensive loss (in thousands):

	For the Twelve Months Ended December 31,
	2025	2024
General and Administrative	$11,571	$6,190
Research and Development	7,284	4,045
	$18,855	$10,235

9. Leases

Operating Lease

In June 2023, the Company entered into a lease for its corporate headquarters in Boston, Massachusetts. The lease commenced August 31, 2023 with an initial term of 40 months. The monthly lease payments are $66 thousand for the first 12 months, with 2% escalation each year. In conjunction with the lease, the Company paid a security deposit of $0.1 million that is recorded on the Company’s consolidated balance sheet in prepaid expenses and other current assets as of December 31, 2025.

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

In November 2024, the Company entered into a sublease for a new corporate headquarters space in Boston, Massachusetts for 15,275 square feet of office space. The lease commenced June 1, 2025 with a lease term of 6.5 years with no option to extend for an additional term. The lease provides for annual base rent for the premise of approximately $0.8 million for the first year of the lease. Thereafter, the annual base rent will increase at an adjustment of 2.0% each year until the end of the term. The Company is also obligated to pay the landlord certain fees, taxes, and operating expenses, subject to certain exclusions. In conjunction with the lease commencement, the Company paid a security deposit of $0.4 million that is recorded on the Company’s condensed consolidated balance sheet in other assets as of December 31, 2025.

Rapport Therapeutics, Inc.

Notes to Consolidated Financial Statements

Right-of-use lease assets and lease liabilities are reported in the Company’s consolidated balance sheets as follows (in thousands):

	For the year ended December 31,
	2025	2024
Operating lease
Operating lease right-of-use assets, net	$9,909	$1,442
Operating lease right-of-use liabilities, current	2,755	737
Operating lease right-of-use liabilities, non-current	8,729	739
Total operating lease liabilities	$11,484	$1,476

The components of operating lease costs were as follows (in thousands):

	For the year ended December 31,
	2025	2024
Operating lease costs	$2,754	$776
Variable lease costs	54	383
Short-term lease costs	—	66
Total Lease cost	$2,808	$1,225

Rapport Therapeutics, Inc.

Notes to Consolidated Financial Statements

Other information related to leases was as follows (in thousands):

	For the year ended December 31,
	2025	2024
Supplemental cash flow information
Cash flows included in the measurement of lease liabilities:
Cash paid for amounts included in the measurement of operating lease liabilities	$1,212	$804
Right-of-use lease assets obtained in exchange for new operating lease liabilities	$10,499	$—

	2025	2024
Lease term and discount rate
Weighted-average remaining lease term–operating lease	4.6	2.0
Weighted-average discount rate–operating lease	7.24%	7.29%

As of December 31, 2025, maturities of operating lease liabilities for each of the following five years and a total thereafter were as follows (in thousands):

2026	$3,478
2027	2,785
2028	2,861
2029	2,591
2030	879
Thereafter	821
Total minimum future lease payments	13,415
Less: Imputed interest	(1,931)
Total lease liabilities	$11,484

10. Segment

The Company is currently developing medicines for patients with neurological or psychiatric disorders in the United States. The Company does not have any revenue generating products, and revenue will not be generated from any other current or future product candidates until regulatory approval is obtained and products are commercialized.

For the year ended December 31, 2025, the Company has identified one operating and reportable segment. The Company defines its operating segments based on internally reported financial information that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) to analyze financial performance, make decisions, and allocate resources. The Company’s Chief Executive Officer (“CEO”) is the CODM.

The CODM reviews the segment’s profit or loss based on net (loss) income reported on the consolidated statement of operations and comprehensive loss and considers forecast-to-actuals variances on a quarterly basis for expenses that are deemed significant. Further, the CODM reviews the segment’s assets based on total assets reported on the consolidated balance sheet. In addition, the CODM is regularly provided information on total cash, which is inclusive of cash, cash equivalents and short-term investments, as a measure of segment assets. As of December 31, 2025, the Company’s cash, cash equivalents and short-term investments were $490.5 million. All long-lived assets are held in the United States.

The Company’s CODM views specific categories within research and development expenses and general and administrative expenses as significant given the direct correlation between cash burn and profitability as a pre-revenue company.

Rapport Therapeutics, Inc.

Notes to Consolidated Financial Statements

The following table reconciles reported revenues to net loss under the significant expense principle for the years ended December 31, 2025 and 2024 (in thousands):

	For the Year Ended December 31,
	2025	2024

Research and Development Expenses:
RAP-219 program external expenses	$41,144	$22,080
Preclinical programs external expenses	16,565	16,535
R&D personnel-related costs (including stock-based compensation)	30,404	19,500
Other costs	6,676	2,820
General and Administrative Expenses:
G&A personnel-related costs (including stock-based compensation)	21,519	13,989
Professional and consulting costs	5,260	5,482
Facility related and other	3,531	2,649
Loss from operations	$(125,099)	$(83,055)
Interest income	13,616	12,138
Change in fair value of preferred stock tranche right liability	—	(7,390)
Net loss	$(111,483)	$(78,307)

Accordingly, the Company consists of a single operating and reportable segment and the consolidated financial statements and notes thereto are presented as a single reportable segment.

11. Income Taxes

For the years ended December 31, 2025 and 2024, the Company recorded tax provisions of zero. In addition, the Company has recorded a full valuation allowance against its net deferred tax assets as of December 31, 2025 and 2024.

The Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, prospectively as of January 1, 2025. Income tax benefit attributable to loss from continuing operations for the year ended December 31, 2025 differed from the amounts computed by applying the statutory U.S. federal income tax rate of 21% to pretax loss from continuing operations as a result of the following:

	December 31, 2025
	Amounts	%
U.S. Federal Statutory Income Tax (benefit)	$(23,412)	21.00%
Tax Credits
R&D Credit	(4,245)	3.81%
Nontaxable or Nondeductible Items
Excess Officer Compensation	1,831	-1.64%
Other	684	-0.61%
Changes in valuation allowance	25,133	-22.54%
Other reconciling items	9	-0.01%
Domestic State
State income taxes, net of federal effect	—	0.00%
Effective income tax rate	$—	0.00%

For the year ended December 31,
2024
Rate Reconciliation
Statutory U.S. federal rate	21.00%
Permanent Differences	-3.59%
State income taxes, net of federal benefit	2.44%
Research and development credits	3.62%
Other	-1.68%
Valuation allowance	-21.79%
Effective tax rate	0.00%

The Company accounts for income taxes in accordance with ASC Topic 740. Deferred income tax assets and liabilities are determined based upon temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Rapport Therapeutics, Inc.

Notes to Consolidated Financial Statements

Deferred tax assets consisted of the following (in thousands):

	As of December 31,
	2025	2024
Deferred Tax Summary
Deferred tax assets:
US and State net operating loss carryforwards	$10,195	$3,246
Capitalized research and development costs	34,006	19,043
License fees capitalization	958	1,022
Research and development credit carryforwards	10,589	5,065
Accruals	1,633	853
Lease liability	2,809	355
Stock-based compensation	1,792	1,049
Other	20	—
Total deferred tax assets	62,002	30,633
Deferred tax liabilities
Depreciation	(121)	(75)
Right-of-Use Asset	(2,424)	(347)
Total deferred tax liabilities	(2,545)	(422)
Valuation Allowance	(59,457)	(30,211)
Net deferred tax assets (liabilities)	$—	$—

For the years ended December 31, 2025 and 2024, the Company had U.S. federal net operating loss carryforwards of $46.1 million and $13.7 million and state net operating loss carryforwards of $15.1 million and $12.0 million, respectively. Federal losses have an indefinite carryforward period, but can only offset 80% of federal taxable income in a given year. Losses for state purposes begin to expire in 2043. For the years ended December 31, 2025 and 2024, the Company had federal research and development tax credit carryforwards of $8.0 million and $3.8 million, and state research and development tax credit carryforwards of $3.2 million and $1.6 million, respectively, which begin to expire in 2042 and 2037.

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of capitalized research and development expenses, net operating loss carryforwards, and research and development tax credit carryforwards. Under the applicable accounting standards, management has considered the Company’s activity and concluded that it is more likely than not that the Company will not recognize the benefits of deferred tax assets. Accordingly, a full valuation allowance of $59.5 million as of December 31, 2025 and $30.2 million as of December 31, 2024, respectively, was recorded. Changes in valuation allowance for deferred tax assets for the years ended December 31, 2025 and 2024 related primarily to the increases in NOLs, research and development tax credit carryforwards, capitalized research and development expenses pursuant to IRC Section 174 and Section 59(e), and stock-based compensation were as follows:

	For the year ended December 31,
	2025	2024
Valuation allowance as of beginning of year	$(30,211)	$(13,145)
Decreases recorded as benefit to income tax provision	—	—
Increases recorded to income tax provision	(29,246)	(17,066)
Valuation allowance as of end of year	$(59,457)	$(30,211)

The federal and state net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, and similar state provisions, due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. As of December 31, 2025, the Company has not completed a 382 study to assess whether a change of ownership has occurred since its formation.

Rapport Therapeutics, Inc.

Notes to Consolidated Financial Statements

Section 174 previously made by the Tax Cuts and Jobs Act of 2017 (the TCJA) for tax year beginning on or after Jan. 1, 2022, no longer permitted an immediate deduction for qualified research and development expenditures in the tax year that such costs are incurred. Section 174 costs were expenditures which represented research and development costs incidental to the development or improvement of a product, process, formula, invention, computer software or technique. Between January 1, 2022 and December 31, 2024, the research and experimental expenses under the Section 174 were required to be capitalized and amortized over five years for research performed in the U.S and fifteen years for research performed outside the U.S.

The One Big Beautiful Bill Act (“OBBBA") passed on July 4th, 2025, reinstated immediate expensing of research and development costs performed in the U.S. The Company has included the impact of the OBBBA in the provision, which results in a deferred tax asset of approximately $19.1 million as of December 31, 2025.

The Company adopted the authoritative guidance on accounting for and disclosure of uncertain tax positions, which requires the Company to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon the ultimate settlement with the relevant taxing authority. As of December 31, 2025, the Company had not recorded any reserves for uncertain tax positions or related interest and penalties. The Company’s policy is to record interest and penalties related to income taxes as part of the tax provision.

The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions in the United States, where applicable. There are currently no pending tax examinations. The Company is open to federal and state tax examination under statute from 2022 to present. Carryforward attributes from prior years can be adjusted upon examination by federal and state tax authorities to the extent utilized in an open tax year or in future periods.

There are no tax matters under discussion with taxing authorities that are expected to have a material effect on the Company’s consolidated financial statements.

12. Commitments and Contingencies

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scopes and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with the board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2025 and 2024.

Legal Proceedings

From time to time, the Company may become involved in legal proceedings or other litigation relating to claims arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and estimated exposure amount. Legal fees and other costs associated with such proceedings are expensed as incurred. As of December 31, 2025 and 2024, the Company was not a party to any material legal proceedings or claims.

NeuroPace Master Services Agreement and Statement of Work

In November 2023, the Company entered into a master services agreement (the “NeuroPace Agreement”) with NeuroPace Inc. (“NeuroPace”), the manufacturer and distributor of the RNS system. Pursuant to the NeuroPace Agreement and in accordance with statement of work agreements entered into from time to time, NeuroPace provides the Company with certain services with respect to data from the RNS systems used in the Company’s clinical trials of RAP-219 in drug-resistant focal onset

Rapport Therapeutics, Inc.

Notes to Consolidated Financial Statements

seizures. The NeuroPace Agreement also grants the Company a royalty-free, worldwide, exclusive, non-transferable license to all data collected by the RNS systems in its RAP-219 clinical trials in drug-resistant FOS and the outcomes of algorithms that are applied to such data, as well as the ability to publish the outcomes of algorithms, subject to certain conditions. The consideration the Company will pay to NeuroPace for such services is set out in each statement of work agreement.

Concurrently with the execution of the NeuroPace Agreement, the parties also entered into an initial statement of work, as amended in March 2024, and a second SOW in July 2025 (collectively, the “NeuroPace SOWs”) under the NeuroPace Agreement, pursuant to which NeuroPace agreed to provide services related to the RAP-219 Phase 2a clinical trial and planned open-label long term safety trial in RAP-219 for FOS, including, among other things, clinical trial readiness support, identification of potential patients satisfying the enrollment criteria and RNS system data reporting and data analysis. Pursuant to the payment schedule set out in the NeuroPace SOWs, the Company will pay NeuroPace an aggregate of up to $5.3 million over a period of approximately four years in connection with NeuroPace’s provision of services and achievement of certain patient enrollment and deliverable milestones. The Company has incurred cumulative expenses of $4.2 million on both NeuroPace SOWs through December 31, 2025.

13. Net Loss per Share

Basic and diluted net loss per common share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2025	2024
Numerator:
Net loss attributable to common stockholders	$(111,483)	$(78,307)
Denominator:
Weighted average common shares outstanding, basic and diluted	38,934,569	20,738,338
Net loss per share attributable to common stockholders, basic and diluted	$(2.86)	$(3.78)

Rapport Therapeutics, Inc.

Notes to Consolidated Financial Statements

For purposes of this calculation, the Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share available to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of December 31,
	2025	2024
Options to purchase common stock	6,287,477	4,189,746
Unvested performance-based restricted stock units	47,750	—
Unvested restricted stock units	13,987	—
Unvested restricted common stock—service based	411,833	976,596
Unvested restricted common stock—performance based	212,977	444,235

14. Subsequent Event

On March 6 2026, the Company entered into a strategic collaboration and license agreement with Tenacia Biotechnology (Hong Kong) Co., Ltd. (“Tenacia”) to develop and commercialize RAP-219 in Greater China across indications, including focal onset seizures and bipolar mania.

Under the terms of the Tenacia Biotechnology collaboration and license agreement, the Company is eligible to receive an upfront payment of $20 million and will be eligible to receive up to an aggregate of approximately $308 million in potential development and commercialization milestones and other payments and mid-single digits to mid-teens tiered royalties on net sales of RAP-219 in China, Hong Kong, Macau, and Taiwan. Tenacia will be responsible for the development and commercialization of RAP-219 in Greater China, while Rapport retains rights in all other territories globally.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles (“GAAP”). Our internal control over financial reporting includes those policies and procedures that:

•
pertain to the maintenance of records that, in reasonable detail, accurately, and fairly reflect our transactions and dispositions of our assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control - Integrated Framework. Based on this assessment, our management has concluded that, as of December 31, 2025, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(a) None.

(b) During the quarter ended December 31, 2025, the following directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted certain trading plans intended to satisfy the requirements of Rule 10b5-1(c):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Cheryl Gault (Chief Operating Officer)	Adoption (December 10, 2025)	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Sale of the Company’s common stock pursuant to the terms of the plan	Approximately 12 months	40,000
Krishnaswamy Yeleswaram (Chief Development Officer)	Adoption (December 10, 2025)	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Sale of the Company’s common stock pursuant to the terms of the plan	Approximately 12 months	202,257

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11(excluding the information under the heading “Pay Versus Performance”) will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

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

4.3	Description of Securities of the Company. (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed on March 11, 2025).
10.1#	Form of Stock Purchase Agreement, by and among the Company and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 10, 2024).
10.2#

Rapport Therapeutics, Inc. 2024 Stock Option and Incentive Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on June 3, 2024).

10.3#	2024 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on June 3, 2024).
10.4#	Form of Indemnification Agreements (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on June 3, 2024).
10.5#	Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on June 3, 2024).
10.6#*	Rapport Therapeutics, Inc. Amended and Restated Non-Employee Director Compensation Policy
10.7#

Employment Agreement, by and between the Company and Abraham N. Ceesay, M.B.A., effective as of June 10, 2024 (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed on August 8, 2024).

10.8#	Employment Agreement, by and between the Company and Troy Ignelzi, effective as of June 10, 2024(incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed on August 8, 2024).
10.9#*	Employment Agreement, by and between the Company and Jeffrey Sevigny, effective as of March 11, 2025
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

10.15#

Separation Agreement, by and between the Company and Bradley Galer, dated as of January 31, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2025).

10.16+

Lease Agreement, by and between the Company and Karuna Therapeutics, Inc., dated November 26, 2024, as supplemented by the Commencement Agreement, effective June 3, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2025).

10.17

Sales Agreement, dated as of July 1, 2025, by and among the Company, Leerink Partners LLC and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-3 filed on July 1, 2025).

10.18†+

Statement of Work #2, by and between the Company and NeuroPace Inc., dated July 7, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2025).

19.1*	Rapport Therapeutics, Inc. Amended and Restated Insider Trading Policy.
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 filed on May 17, 2024).
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on signature page).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Rapport Therapeutics, Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on March 11, 2025).
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

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

Rapport Therapeutics, Inc.

Date: March 10, 2026	By:	/s/ Abraham N. Ceesay
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

Signature	Title	Date

/s/ Abraham N. Ceesay	Chief Executive Officer and Director	March 10, 2026
Abraham N. Ceesay, M.B.A.	(Principal Executive Officer)

/s/ Troy Ignelzi	Chief Financial Officer	March 10, 2026
Troy Ignelzi	(Principal Financial Officer and Principal Accounting Officer)

/s/ Steven M. Paul	Director and Chairman	March 10, 2026
Steven M. Paul, M.D.

/s/ James I. Healy	Director	March 10, 2026
James I. Healy, M.D., Ph.D.

/s/ John Maraganore	Director	March 10, 2026
John Maraganore, Ph.D.

/s/ Paul Silva	Director	March 10, 2026
Paul Silva

/s/ Raymond Sanchez	Director	March 10, 2026
Raymond Sanchez, M.D.

/s/ Robert J. Perez	Director	March 10, 2026
Robert J. Perez

/s/ Reid Huber	Director	March 10, 2026
Reid Huber, Ph.D.

/s/ Wendy B. Young	Director	March 10, 2026
Wendy B. Young, Ph.D.