Form 10-Q
period 2026-03-31
Rapport Therapeutics, Inc.
filed 2026-05-07
CIK 2012593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 4, 2026, the registrant had 47,826,929 shares of common stock, $0.001 par value per share, outstanding.

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

• our ability to achieve any milestones in connection with our license agreement with Tenacia Biotechnology (Hong Kong) Co., Ltd.; and

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Rapport Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$78,056	$52,645
Accounts receivable	58	—
Short-term investments	398,726	437,894
Restricted cash	105	105
Prepaid expenses and other current assets	7,750	7,917
Total current assets	484,695	498,561
Property and equipment, net	2,518	2,976
Operating lease right of use asset, net	9,327	9,909
Other assets	1,057	985
Total assets	$497,597	$512,431
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,561	$4,190
Accrued expenses and other current liabilities	8,721	12,104
Operating lease liability	2,615	2,755
Total current liabilities	17,897	19,049
Operating lease liability, net of current portion	8,188	8,729
Total liabilities	26,085	27,778
Commitments and contingencies (Note 10)
Stockholders’ equity
Undesignated preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2026 and December 31, 2025, respectively; zero shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized at March 31, 2026 and December 31, 2025; 47,807,453 shares and 47,772,567 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	48	48
Additional paid-in capital	727,054	719,287
Accumulated other comprehensive income (loss)	(505)	546
Accumulated deficit	(255,085)	(235,228)
Total stockholders’ equity	471,512	484,653
Total liabilities and stockholders’ equity	$497,597	$512,431

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rapport Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	For the three months ended March 31,
	2026	2025
Collaboration revenue	$20,000	$—
Operating expenses
Research and development	32,716	19,572
Selling, general and administrative	11,499	7,536
Total operating expenses	44,215	27,108
Loss from operations	(24,215)	(27,108)
Other income:
Interest income	4,358	3,045
Total other income	4,358	3,045
Net loss	$(19,857)	$(24,063)
Net loss per share attributable to common stockholders, basic and diluted	$(0.42)	$(0.68)
Weighted-average common shares outstanding, basic and diluted	47,236,618	35,266,577
Comprehensive loss:
Net loss	$(19,857)	$(24,063)
Change in unrealized gains (losses) on investments, net of tax	(1,051)	427
Total other comprehensive income (loss)	(1,051)	427
Comprehensive loss	$(20,908)	$(23,636)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rapport Therapeutics, Inc.

Condensed Consolidated Statement of Equity

(In thousands, except share data)

(Unaudited)

For the three months ended March 31, 2026 and 2025

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total
	Shares	Amount	Capital	Income (Loss)	Deficit	Stockholders’ Equity
Balance at December 31, 2025	47,772,567	$48	$719,287	$546	$(235,228)	$484,653
Stock-based compensation expense	-	—	6,963	—	—	6,963
Issuance of common stock upon exercise of stock options	80,867	—	809	—	—	809
Vesting of restricted stock units	6,994	—	—	—	—	—
Repurchase of unvested restricted common stock	(52,975)	—	(5)	—	—	(5)
Net loss	—	—	—	—	(19,857)	(19,857)
Change in unrealized gain (loss) on investments, net of tax	—	—	—	(1,051)	—	(1,051)
Balance at March 31, 2026	47,807,453	$48	$727,054	$(505)	$(255,085)	$471,512

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total
	Shares	Amount	Capital	Income (Loss)	Deficit	Stockholders’ Equity
Balance at December 31, 2024	36,580,202	$37	$429,657	$(522)	$(123,745)	$305,427
Stock-based compensation expense	—	—	4,040	—	—	4,040
Issuance of common stock upon exercise of stock options	3,240	—	6	—	—	6
Repurchase of unvested restricted common stock	(86,008)	—	(1)	—	—	(1)
Net loss	—	—	—	—	(24,063)	(24,063)
Change in unrealized gain (loss) on investments, net of tax	—	—	—	427	—	427
Balance at March 31, 2025	36,497,434	$37	$433,702	$(95)	$(147,808)	$285,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rapport Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(19,857)	$(24,063)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	227	244
Non-cash loss on sale of property and equipment	153	—
Net (accretion) and amortization of investments in marketable securities	(364)	(436)
Non-cash lease expense	582	411
Stock-based compensation expense	6,963	4,040
Changes in operating assets and liabilities:
Accounts receivable	(58)	—
Prepaid expenses and other current assets	814	(825)
Other assets	346	(51)
Accounts payable	2,305	185
Accrued expenses and other current liabilities	(3,491)	331
Operating lease liabilities	(681)	(73)
Net cash used in operating activities	(13,061)	(20,237)
Cash flows from investing activities
Purchases of short-term investments	(30,370)	(43,235)
Sale of short-term investments	10,075	—
Maturities of short-term investments	58,322	64,557
Purchases of property and equipment	(86)	(291)
Net cash provided by investing activities	37,941	21,031
Cash flows from financing activities
Payment of deferred offering costs	(273)	—
Proceeds from exercise of stock options	809	6
Repurchase of unvested restricted common stock	(5)	(1)
Net cash provided by financing activities	531	5
Net increase in cash, cash equivalents, and restricted cash	25,411	799
Cash, cash equivalents, and restricted cash at beginning of period	52,750	56,910
Cash, cash equivalents, and restricted cash at end of period	$78,161	$57,709
Supplemental cash flow information:
Supplemental disclosure for noncash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$6,439
Deferred offering costs included in accounts payable and accrued expenses at period end	$180	$—
Purchases of property and equipment included in accounts payable and accrued expenses at period end	$49	$—
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$78,056	$57,604
Restricted cash	$105	$105
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$78,161	$57,709

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

Liquidity

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since its inception, including net losses of $19.9 million and $24.1 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the Company had an accumulated deficit of $255.1 million. The Company had cash and cash equivalents and short-term investments, excluding restricted cash, of $476.8 million as of March 31, 2026.

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

The condensed consolidated interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of March 31, 2026 and the results of operations for the three months ended March 31, 2026 and 2025. The condensed consolidated balance sheet as of December 31, 2025 was derived from audited annual financial statements but does not include all disclosures required by GAAP. The results of operations for the interim periods are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period.

2. Summary of Significant Accounting Policies

There have been no significant changes from the significant accounting policies and estimates disclosed in Note 2 of the “Notes to Consolidated Financial Statements” in the audited consolidated financial statements for the year ended December 31, 2025 and notes thereto, included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 10, 2026.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions reflected within these condensed consolidated financial statements include, but are not limited to, research and development expenses and accruals, and the valuation of the Company’s stock-based awards. The Company bases its estimates on known trends and other market-specific or relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ materially from those estimates or assumptions.

Concentrations of Credit Risk and of Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and short-term investments. The Company maintains its cash and cash equivalents at high-quality and accredited financial institutions in amounts that could exceed federally insured limits. Cash equivalents are invested in money market funds. However, the Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The Company’s short-term investments consist of U.S. Treasury bills, government securities, and government agency securities and as a result, the Company believes represent minimal credit risk.

The Company is dependent on third-party vendors for its product candidates. In particular, the Company relies, and expects to continue to rely, on a small number of vendors and collaborations with third parties to manufacture supplies and process its product candidates for its development programs. These programs could be adversely affected by a significant interruption in the manufacturing process.

Restricted Cash

Restricted cash as of March 31, 2026 and December 31, 2025 was restricted as cash collateral for the Company’s business credit card program.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments, with original maturities of three months or less, to be cash equivalents. As of March 31, 2026 and December 31, 2025 , cash equivalents includes $40.1 million and $47.9 million held in money market funds, respectively.

Short-Term Investments

The Company’s short-term investments consist of investments in debt securities, including U.S. Treasury bills, government securities, and government agency securities with remaining maturities beyond three months at the date of purchase that are available to be converted into cash to fund its current operations. As of March 31, 2026 and December 31, 2025, all of the Company’s debt securities were classified as available-for-sale and were carried at fair market value (see Note 3). The unrealized gains and losses on the Company’s available-for-sale debt securities are recorded in other comprehensive income (loss) in the condensed consolidated statements of operations and comprehensive loss. Realized gains and losses are included in other income in the consolidated statements of operations and comprehensive loss and are determined using the specific identification method with transactions recorded on a trade date basis.

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

If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the investment security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any unrealized loss that has not been recorded through an allowance for credit loss is recognized in other comprehensive income (loss). As of March 31, 2026 and December 31, 2025, there was no allowance for credit losses recorded on the Company’s condensed consolidated balance sheet.

The Company’s interest income consists of interest earned from cash, cash equivalents, and short-term investments.

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, these costs are recorded as a reduction of the proceeds from the offering, either as a reduction of the carrying value of the convertible preferred stock or in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. Should the in-process equity financing be abandoned, the deferred offering costs would be expensed immediately as a charge to operating expenses in the condensed consolidated statements of operations and comprehensive loss. In connection with the 2026 Registration Statement (as defined below), there were $0.4 million of deferred offering costs recorded.

As of March 31, 2026 and December 31, 2025, the Company recorded deferred offering costs of $0.4 million and $35 thousand, respectively, on its condensed consolidated balance sheet.

Collaboration Arrangements

The Company analyzes its license agreements at contract inception to assess whether they are collaborative arrangements as defined by ASC No. 808, Collaborative Arrangements (ASC 808). Such determination is made based on whether the arrangements involve a joint operating activity in which both parties are active participants and exposed to significant risks and rewards that are dependent on the commercial success of the activity. To the extent an arrangement is within the scope of ASC 808, the Company evaluates whether any aspect of the arrangement between the Company and its partner is subject to other accounting literature. Transactions in a collaborative arrangement associated with vendor-customer exchanges between the parties are accounted for in accordance with ASC No. 606, Revenue from Contracts with Customers (ASC 606). Any aspect of a collaborative arrangement that is within the scope of other literature is accounted for pursuant to the applicable guidance. Transactions between collaborative partners that are outside the scope of other guidance are accounted for based on an analogy to authoritative accounting literature, or a reasonable, rational and consistently applied accounting policy election if there is no appropriate analogy. The Company considers the nature of the arrangement, nature of its business operations and contractual terms of the arrangement in determining the treatment of transactions not addressed within other accounting literature. Payments or reimbursements from collaborators related to shared research and development costs are recorded as a reduction to research and development expense, as such amounts represent cost‑sharing in the context of a collaborative arrangement rather than consideration for goods or services provided to a customer.

Revenue Recognition

Revenue recognized to-date has been generated exclusively from the Company’s license arrangement with Tenacia Biotechnology (Hong Kong) Co., Ltd. (“Tenacia”) pursuant to which it licensed the rights to certain named compounds for exploitation in specified territories (the “Tenacia License Agreement”). Through March 31, 2026, the Company has no products approved for commercial use and has not generated any revenue from product sales. Accordingly, the Company’s revenue has been presented as collaboration revenue within the accompanying condensed consolidated statement of operations and comprehensive loss.

For transactions and contracts in which the counterparty is a customer, the Company recognizes revenue in accordance with ASC 606. Under ASC 606, the Company recognizes revenue when its customer obtains control of the promised goods and/or services in an amount that reflects the consideration it expects to receive in exchange for those goods and/or services. To determine the appropriate amount of revenue to be recognized for agreements and elements of contracts determined to be within the scope of ASC 606, the Company performs the following steps: (i) Identify the contract(s) with the customer, (ii) Identify the promised goods and/or services in the contract and determine which promised goods and/or services represent performance obligations, (iii) Measure the transaction price, (iv) Allocate the transaction price to the performance obligations in the contract and (v) Recognize revenue when (or as) each performance obligation is satisfied.

Pursuant to the guidance in ASC 606, the Company accounts for a contract or elements of a contract with a customer that is within the scope of ASC 606, when all of the following criteria are met: (i) The arrangement has been approved by the parties and the parties are committed to perform their respective obligations, (ii) Each party’s rights regarding the goods and/or services to be transferred can be identified, (iii) The payment terms for the goods and/or services to be transferred can be identified, (iv) The arrangement has commercial substance and (v) Collection of substantially all of the consideration to which the Company will be entitled in exchange for the goods and/or services that will be transferred to the customer is probable.

The Company assesses the goods and/or services promised within a contract or elements of a contract that contains multiple promises to evaluate which promises are distinct. Promises are considered to be distinct and therefore, accounted for as separate performance obligations, provided that: (i) The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer and (ii) The promise to transfer the good or service to the customer is separately identifiable from the other promises in the contract or elements of a contract. The Company determines that a customer can benefit from a good or service if it could be used, consumed, sold or otherwise held in a way that generates economic benefits. Factors that are considered in determining whether or not two or more promises are not separately identifiable include, but are not limited to, the following: (i) The Company provides a significant service of integrating goods and/or services with other goods and/or services promised, (ii) One or more of the goods and/or services significantly modifies or customizes, or are significantly modified or customized by, one or more of the other goods and/or services promised and (iii) The goods and/or services are highly interdependent or highly interrelated. In assessing whether promised goods and/or services are distinct from the other promises, the Company considers factors such as the stage of development of the underlying intellectual property, the capabilities of the collaborative partner and the availability of the associated expertise in the marketplace. The Company also considers whether the customer can benefit from a promise for its intended purpose without the receipt of the remaining promises and whether the value of a promise is dependent on the unsatisfied promises. Individual goods or services (or bundles of goods and/or services) that meet both criteria for being distinct are accounted for as separate performance obligations. Promises that are not distinct at contract inception are combined into a single performance obligation. Significant judgments made in accounting for contracts with customers primarily relate to the identification of performance obligations in the arrangement.

The Company considers a customer’s right to elect to obtain additional goods and/or services at such customer’s discretion to be an option if it is not presently obligated to provide the goods and/or services and it is not entitled to compensation in exchange for the associated goods and/or services. Options to acquire additional goods and/or services are evaluated to determine if the option provides a material right to the customer that it would not have received without entering into the contract. If so, the option is accounted for as a separate performance obligation. If not, the option is considered a marketing offer which would be accounted for as a separate contract upon the customer’s exercise. Situations in which a customer has an ability to acquire additional goods and/or services for free or at significantly discounted rates would be considered to provide the customer with a material right. Options to purchase goods and/or services at prices that reflect the standalone selling prices of the associated goods and/or services are accounted for as marketing offers.

The Company measures the transaction price in reference to the amount of consideration to which it expects to be entitled in exchange for transferring the promised goods and/or services to the customer. Accordingly, the transaction price at inception is comprised entirely of a fixed fee due a specified number of days from contract execution. With respect to royalties, including milestone payments triggered upon the first commercial sale of a licensed product or based upon the achievement of a certain level of product sales, wherein the license is deemed to be the sole or predominant item to which the payments relate, the Company recognizes revenue upon the later of: (i) When the related sales occur or (ii) When the performance obligation to which some or all of the payment has been allocated has been satisfied (or partially satisfied). Amounts to be received with respect to customer options will be included in the transaction price for the associated contract upon exercise.

The Company allocates the transaction price to each performance obligation identified in the contract on a relative standalone selling price basis. The Company’s contract with Tenacia is comprised of a single performance obligation. Therefore, the transaction price has been allocated in its entirety to the sole performance obligation identified in the arrangement. Option exercise fees are allocated to the goods and/or services underlying the associated option.

Revenue is recognized based on the amount of the transaction price that is allocated to each respective performance obligation when or as the performance obligation is satisfied by transferring a promised good and/or service to the customer. For performance obligations that are satisfied at a point in time, the Company recognizes revenue when control of the goods and/or services are transferred to the customer. For performance obligations that are satisfied over time, the Company recognizes revenue by measuring the progress toward complete satisfaction of the performance obligation using a single method of measuring progress which depicts the performance in transferring control of the associated goods and/or services to the customer. With respect to promises related to licenses to intellectual property that are determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from amounts allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license.

The Company receives payments from its licensee based on billing schedules established in the contract. Upfront payments are recorded as contract liabilities within deferred revenue until the Company performs its obligations under the associated agreement. No portion of any upfront payments remains deferred as of March 31, 2026. Amounts payable to the Company are recorded as accounts receivable when the Company’s right to the consideration is unconditional.

Net Loss Per Share

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. As per the statements of operations and comprehensive loss for the three months ended March 31, 2026, comprehensive loss includes unrealized loss on short-term investments. For the three months ended March 31, 2025, comprehensive loss was partially offset by unrealized gains on short-term investments.

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

3. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

	Fair Value Measurements at
	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$40,051	$—	$—	$40,051
Short-term investments:
U.S. Treasury bills	—	39,876	—	39,876
Government securities	—	251,054	—	251,054
Government agency securities	—	107,796	—	107,796
	$40,051	$398,726	$—	$438,777

	Fair Value Measurements at
	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$47,947	$—	$—	$47,947
Short-term investments:
U.S. Treasury bills	—	79,359	—	79,359
Government securities	—	248,398	—	248,398
Government agency securities	—	110,137	—	110,137
	$47,947	$437,894	$—	$485,841

Money market funds are highly liquid and actively traded marketable securities that generally transact at a stable $1.00 net asset value representing its estimated fair value. During the three months ended March 31, 2026 and the year ended December 31, 2025, there were no transfers between Level 1, Level 2 and Level 3.

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

The underlying securities held in the money market funds held by the Company are all government backed securities.

Short-term investments consisted of the following (in thousands):

	March 31, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments:
U.S. Treasury bills	$39,879	$—	$(3)	$39,876
Government securities	251,356	—	(302)	251,054
Government agency securities	107,996	—	(200)	107,796
	$399,231	$—	$(505)	$398,726

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments:
U.S. Treasury bills	$79,334	$25	$—	$79,359
Government securities	247,968	430	—	248,398
Government agency securities	110,046	91	—	110,137
	$437,348	$546	$—	$437,894

The contractual maturities of the Company’s short-term investments in available-for-sale debt securities held were as follows (in thousands):

	March 31,	December 31,
	2026	2025
Due within one year	$255,010	$243,613
Due between one and two years	143,716	194,281
	$398,726	$437,894

As of March 31, 2026, all investments in an unrealized loss position were in this position for less than 12 months. The Company evaluated its securities for potential other-than-temporary impairment and considered the decline in market value to be primarily attributable to current economic and market conditions. Additionally, the Company does not intend to sell the securities in an unrealized loss position and does not expect it will be required to sell the securities before recovery of the unamortized cost basis. Given the Company’s intent and ability to hold such securities until recovery, and the lack of a significant change in credit risk for these investments, the Company does not consider these investments to be impaired as of March 31, 2026. The Company did not recognize any credit losses during the three months ended March 31, 2026.

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Lab equipment	$3,947	$4,419
Furniture and Fixtures	35	34
Computer equipment	94	92
Leasehold improvements	295	295
Construction in process	77	118
Total property and equipment	4,448	4,958
Less: Accumulated depreciation	(1,930)	(1,982)
	$2,518	$2,976

Depreciation expense of property and equipment for the three months ended March 31, 2026 and 2025 was $0.2 million and $0.2 million, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Research and development	$4,036	$3,749
Professional fees	1,466	1,229
Employee related	3,075	7,120
Accrued other	144	6
	$8,721	$12,104

6. Preferred Stock

On May 30, 2024, the Company’s stockholders approved the third amended and restated certificate of incorporation, which was filed upon the closing of the IPO on June 10, 2024, and which, among other things, created 10,000,000 undesignated shares of authorized preferred stock, $0.001 par value per share.

7. Common Stock

Each share of common stock entitles the holder to one vote on all matters submitted to the stockholders for a vote. The holders of common stock are entitled to receive dividends, if any, as declared by the Company’s board of directors, subject to the preferential dividend rights of convertible preferred stock. To-date, no dividends have been declared or paid.

In July 2025, the Company filed a shelf registration statement on Form S-3 (the “2025 Registration Statement”) with the U.S. Securities and Exchange Commission (the “SEC”) with an offering amount of up to $400.0 million in common stock, preferred stock, debt securities, warrants and/or units. Concurrent with the filing of the 2025 Registration Statement, the Company entered into a common stock sales agreement (the “Sales Agreement”), dated July 1, 2025, by and between the Company and Leerink Partners LLC and Cantor Fitzgerald & Co., acting as sales agents, which established an at-the-market offering program pursuant to which the Company may offer and sell shares of its common stock from time to time (the “ATM Program”). In connection with the ATM Program, the Company also filed a prospectus with the Registration Statement for the offer and sale of up to $150.0 million of shares of common stock from time to time through the sales agents (the “July 2025 ATM Prospectus”). In September 2025, the Company terminated the July 2025 ATM Prospectus.

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

In connection with the ATM Program, the Company filed a prospectus supplement with the SEC in January 2026, for the offer and sale of up to $110.0 million of shares of common stock from time to time through the sales agents, to be issued pursuant to the Sales Agreement (the “January 2026 ATM Prospectus”).

In March 2026, the Company filed an automatic shelf registration statement on Form S-3ASR (the “2026 Registration Statement”), containing (i) a base prospectus, which covers the offering, issuance and sale from time to time in one or more offerings of an indeterminate amount of common stock, preferred stock, debt securities, warrants and/or units; and (ii) a sales agreement prospectus for the offering and issuance and sale of up to a maximum aggregate offering price of $150.0 million of common stock, to be issued pursuant to the Sales Agreement. The 2025 Registration Statement was terminated automatically upon the filing of the 2026 Registration Statement. To date, the Company has not sold any shares pursuant to the Sales Agreement.

As of March 31, 2026, the Company had reserved 11,179,735 shares of common stock, of which 2,428,124 shares were reserved for issuance under the 2022 Plan, 8,061,566 shares under the 2024 Stock Option and Grant Plan (the “2024 Plan”) and 690,045 shares under the 2024 Employee Stock Purchase Plan (the “2024 ESPP”) (see Note 8).

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

2024 Plan

In May 2024, the Company’s board of directors adopted, and its stockholders approved, the 2024 Plan, which became effective in June 2024. The 2024 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors, and consultants. The 2024 plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. In addition, the number of shares reserved and available for issuance under the 2024 Plan will automatically increase on each January 1, by five percent of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the compensation committee. On January 1, 2026, the annual increase resulted in an additional 2,388,628 shares being added to the 2024 Plan. As of March 31, 2026, there have been 115,936 stock-based awards cancelled under the 2022 Plan from which the underlying shares were added to the shares reserved under the 2024 Plan. As of March 31, 2026, the Company had 2,407,533 shares remaining available for future grants.

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

2024 ESPP

In May 2024, the Company’s board of directors adopted, and its stockholders approved, the 2024 ESPP, which became effective in June 2024. The 2024 ESPP initially reserved and authorized the issuance of up to a total of 324,243 shares of the Company’s common stock to participating employees. The 2024 ESPP provides that the number of shares reserved and available for issuance will automatically increase on each January 1 thereafter through January 1, 2034, by the lesser of (i) 648,486 shares of common stock, (ii) one percent of the outstanding number of shares of common stock on the immediately preceding December 31, or (iii) such lesser number of shares of common stock as determined by the administrator of the 2024 ESPP. On January 1, 2026, the administrator determined that no additional shares would be reserved and authorized pursuant to the 2024 ESPP. The number of shares reserved under the 2024 ESPP is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. As of March 31, 2026, the Company had 690,045 shares reserved for the 2024 ESPP.

No shares were issued during the three months ended March 31, 2026 relating to the 2024 ESPP.

Stock Options

The Company has granted stock options with service-based vesting conditions. Stock options generally vest over four years and have a maximum term of ten years. The Company typically grants stock options to employees and non-employees at exercise prices deemed by the Board to be equal to the fair value of the common stock at the time of grant. The following table summarizes the Company’s stock option activity for the three months ended March 31, 2026:

	Number of Shares	Weighted- Average Exercise Price per share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2025	6,287,477	$12.23	8.62	$113,839
Granted	1,937,970	27.76
Exercised	(80,867)	10.01
Forfeited	(117,166)	21.86
Options outstanding at March 31, 2026	8,027,414	$15.86	8.69	$123,835
Options vested and exercisable at March 31, 2026	2,464,603	11.03	8.12	49,941
Options vested and expected to vest at March 31, 2026	8,027,414	$15.86	8.69	$123,835

The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2026 and 2025 was $19.59 and $11.98 per share, respectively. As of March 31, 2026, there was $72.6 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a remaining weighted average period of 2.7 years.

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

The following table summarizes the Company’s service-based RSA grant activity for the three months ended March 31, 2026:

	RSAs	Weighted- Average Grant Date Fair Value
Unvested shares at December 31, 2025	411,833	$3.94
Granted	—	—
Vested	(87,574)	3.84
Forfeited	(28,846)	2.92
Unvested shares at March 31, 2026	295,413	$4.06

The aggregate intrinsic fair value of service-based RSAs that vested during the three months ended March 31, 2026 and 2025, was $2.5 million and $1.9 million, respectively. As of March 31, 2026, there was $1.1 million of total unrecognized compensation cost related to unvested service-based RSAs, which is expected to be recognized over a remaining weighted average period of 1.0 years.

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

The following table summarizes the Company’s performance-based RSA grant activity for the three months ended March 31, 2026:

	RSAs	Weighted- Average Grant Date Fair Value
Unvested shares at December 31, 2025	212,977	$3.72
Granted	—	—
Vested	(44,591)	3.74
Forfeited	(24,129)	2.92
Unvested shares at March 31, 2026	144,257	$3.85

The aggregate intrinsic fair value of performance-based RSAs that vested during the three months ended March 31, 2026 and 2025 was $1.2 million and $0.7 million, respectively. As of March 31, 2026, there was $0.1 million of total unrecognized compensation cost related to unvested performance-based restricted common stock, which is expected to be recognized over a remaining weighted average period of 0.6 years.

Restricted Stock Units (“RSUs”)

In March 2025, the Company awarded 13,987 restricted stock units under the 2024 Plan to an employee. Each RSU represents a right to receive one share of the Company’s Common Stock when it becomes vested. The RSUs vest in two equal tranches over a two year period starting on the grant date subject to the satisfaction of a service relationship with the Company. During the three months ended March 31, 2026, 6,994 RSUs vested, with 6,993 shares unvested as of March 31, 2026.

As of March 31, 2026, the unrecognized compensation expenses associated with the RSUs were immaterial. The Company did not award any RSUs in the three months ended March 31, 2026.

Performance-Based Restricted Stock Units (“PSUs”)

In December 2024, the Company granted 95,500 performance-based restricted stock units (“PSUs”) to certain employees. Each PSU represents a right to receive one share of the Company’s Common Stock when it becomes vested.

The PSUs vest in two equal tranches over two performance periods starting on the grant date and ending, respectively, on December 31, 2025, and December 31, 2026, subject to the satisfaction of both service and performance conditions specifically defined for each performance period and each PSU award. The performance conditions are related to the achievement of certain program milestones in the Company’s drug discovery and development process.

In December 2025, the Compensation Committee confirmed the achievement of certain performance milestones for the first tranche of the PSUs related to the achievement of certain drug discovery and development milestones in 2025, with 34,750 PSU shares vesting on December 31, 2025, and also confirmed there were certain milestones for the first tranche that were not achieved, resulting in the forfeiture of 13,000 PSU awards. In connection with the December 31, 2025 PSU vesting tranche, the Company recognized $0.9 million compensation expense.

During the three months ended March 31, 2026, the Company did not recognize any additional compensation expense for the PSUs, as no additional performance conditions were considered probable of being met.

There were no PSUs granted in the three months ended March 31, 2026 and 2025. As of both March 31, 2026 and December 31, 2025, the unrecognized compensation expenses associated with the PSUs were $1.0 million, with 47,750 shares unvested as of March 31, 2026.

Stock-Based Compensation

The Company recorded stock-based compensation expense for stock options of $6.6 million and $3.3 million in the three months ended March 31, 2026 and 2025, respectively. The Company recorded stock-based compensation expense for RSAs of $0.3 million and $0.7 million in the three months ended March 31, 2026 and 2025, respectively. The following table below summarizes the classification of the Company’s stock-based compensation expense related to stock options and restricted common stock awards in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	For the Three Months Ended March 31,
	2026	2025
General and Administrative	$4,169	$2,719
Research and Development	2,794	1,321
	$6,963	$4,040

9. Leases

Operating Lease

In June 2023, the Company entered into a lease in Boston, Massachusetts commencing August 31, 2023 with an initial term of 40 months. The monthly lease payments are $66 thousand for the first 12 months, with 2% escalation each year. In conjunction with the lease, the Company paid a security deposit of $0.1 million that is recorded on the Company’s condensed consolidated balance sheet in prepaid expenses and other current assets as of March 31, 2026.

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

In November 2024, the Company entered into a sublease for a new corporate headquarters space in Boston, Massachusetts for 15,275 square feet of office space. The lease commenced June 1, 2025 with a lease term of 6.5 years with no option to extend for an additional term. The lease provides for annual base rent for the premise of approximately $0.8 million for the first year of the lease. Thereafter, the annual base rent will increase at an adjustment of 2.0% each year until the end of the term. The Company is also obligated to pay the landlord certain fees, taxes, and operating expenses, subject to certain exclusions. In conjunction with the lease commencement, the Company paid a security deposit of $0.4 million that is recorded on the Company’s condensed consolidated balance sheet in other assets as of March 31, 2026.

10. Commitments and Contingencies

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scopes and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with the board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2026 and December 31, 2025.

Legal Proceedings

From time to time, the Company may become involved in legal proceedings or other litigation relating to claims arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and estimated exposure amount. Legal fees and other costs associated with such proceedings are expensed as incurred. As of March 31, 2026 and December 31, 2025, the Company was not a party to any material legal proceedings or claims.

NeuroPace Master Services Agreement and Statement of Work

In November 2023, the Company entered into a master services agreement (the “NeuroPace Agreement”) with NeuroPace Inc. (“NeuroPace”), the manufacturer and distributor of the RNS system. Pursuant to the NeuroPace Agreement and in accordance with statement of work agreements entered into from time to time, NeuroPace provides the Company with certain services with respect to data from the RNS systems used in the Company’s clinical trials of RAP-219 in drug-resistant focal onset seizures (“FOS”). The NeuroPace Agreement also grants the Company a royalty-free, worldwide, exclusive, non-transferable license to all data collected by the RNS systems in its RAP-219 clinical trials in drug-resistant FOS and the outcomes of algorithms that are applied to such data, as well as the ability to publish the outcomes of algorithms, subject to certain conditions. The consideration the Company will pay to NeuroPace for such services is set out in each statement of work agreement.

Concurrently with the execution of the NeuroPace Agreement, the parties also entered into an initial statement of work, as amended in March 2024, and a second statement of work, as amended in February 2026, (collectively, the “NeuroPace SOWs”) under the NeuroPace Agreement, pursuant to which NeuroPace agreed to provide services related to the RAP-219 Phase 2a clinical trial and planned open-label long term safety trial in RAP-219 for FOS, including, among other things, clinical trial readiness support, identification of potential patients satisfying the enrollment criteria and RNS system data reporting and data analysis. Pursuant to the payment schedule set out in the NeuroPace SOWs, the Company will pay NeuroPace an aggregate of up to $5.8 million over a period of approximately four years in connection with NeuroPace’s provision of services and achievement of certain patient enrollment and deliverable milestones. As of March 31, 2026, the Company had incurred cumulative expenses of $4.5 million on both NeuroPace SOWs.

11. License and Collaboration Agreement

Tenacia License Agreement

Agreement Summary

On March 6, 2026, the Company entered into the Tenacia License Agreement. The arrangement provides Tenacia with the exclusive rights to develop and commercialize the Company’s product candidate, RAP-219, in mainland China, Hong Kong, Macau and Taiwan (each, a “Market” and collectively, the “Tenacia Territory”). The Company retains exclusive rights to RAP-219 outside the Tenacia Territory.

Under the terms of the Tenacia License Agreement, the Company granted to Tenacia a license to use certain intellectual property for the development and commercialization of RAP-219 and products containing RAP-219 across indications, including FOS and bipolar mania. The license conveyed by the Company also provides Tenacia with the ability to use the covered intellectual property on a non-exclusive basis for manufacturing and supply purposes.

Pursuant to the terms of the Tenacia License Agreement, Tenacia is responsible for conducting all development and commercialization activities with respect to the Tenacia Territory, with the exception of the associated manufacturing. The Tenacia License Agreement requires Tenacia to participate in the Company’s planned global clinical trials for RAP-219 and products containing RAP-219 for the FOS and bipolar mania indications, including long-acting injectable formulations, by conducting the part of the global clinical trials in the Tenacia Territory. Tenacia will cover development costs for the Territory and share the corresponding global trial costs at the percentage specified in the Agreement. The Company will provide manufacturing and supply for clinical and commercial purposes at agreed upon pricing pursuant to definitive agreements to be executed in the future until such time Tenacia takes over manufacturing responsibilities.

Under the terms of the Tenacia License Agreement, the Company received a $20.0 million non-refundable upfront payment. Additionally, to the extent Tenacia commercializes any licensed products containing RAP-219, the Company is eligible to receive up to $308.0 million in contingent sales-based milestone payments and tiered royalty payments ranging from the mid-single digits to the mid-teens based on a percentage of net sales, subject to certain customary reductions and offsets.

Unless earlier terminated, the Tenacia License Agreement will expire on a Market-by-Market basis at the end of the applicable royalty term. The Tenacia License Agreement contains customary termination rights, including for uncured material breach, insolvency and certain other specified circumstances. Any expiration or termination of the Tenacia License Agreement does not affect the rights and obligations of the parties that accrued prior to the expiration or termination date.

Accounting Analysis

The Company determined that the Tenacia License Agreement is a collaborative arrangement as defined by ASC 808 because it involves a joint operating activity comprised of the development of RAP-219 and products containing RAP-219 wherein both parties are: (i) Active participants via participation in the global clinical trials for their respective territory and (ii) Exposed to significant risks and rewards dependent on the commercial success of the development efforts since recovery of costs incurred is contingent upon receipt of regulatory approval. The Company further determined that the contract is partially within the scope of ASC 606 since it contains transactions in which Tenacia is a customer for a good or service that is a distinct unit of account. More specifically, the Company concluded that the Tenacia License Agreement is composed of the following components: (i) License granted to Tenacia to exploit RAP-219 and products containing RAP-219, including manufacturing rights and (ii) Parties’ participation in the global development of RAP-219 and products containing RAP-219. For each of these components, the Company determined the following: (i) Unit of account associated with license granted to Tenacia is within the scope of ASC 606 since the transaction is in the context of a vendor-customer exchange and (ii) Parties’ conduct of development activities related to the global clinical trials is outside the scope of ASC 606 since the parties are operating in the capacity of collaborative partners.

The Company’s obligations under the Tenacia License Agreement comprise a single promise related to the exclusive license that was granted to Tenacia to use certain intellectual property in the development and commercialization of RAP-219 and products containing RAP-219, including manufacturing rights. Accordingly, the Company determined that the Tenacia License Agreement has only one performance obligation consisting of the sole promise in the contract. As it relates to Tenacia’s option to purchase clinical and commercial supply from the Company, the Tenacia License Agreement does not obligate Tenacia to purchase any minimum amount or quantities. As such, the Company concluded that the provision of manufacturing activities related to clinical and commercial supply represents customer options. Such options do not give rise to any performance obligations because the applicable terms, including the anticipated pricing, do not incorporate a material right. Instead, the options were determined to be marketing offers as their pricing is indicative of the standalone selling prices of the underlying goods and/or services. Therefore, the manufacturing activities were excluded as a performance obligation at the outset of the arrangement. Any purchases will be accounted for as a separate arrangement. No customer options had been exercised as of March 31, 2026.

The Company’s license arrangement with Tenacia provides for the payment of the following: (i) Non-refundable upfront fee, (ii) First commercial sale milestones, (iii) Sales-based milestones and (iv) Royalties on net sales of licensed products. As of March 31, 2026, the Company has measured the transaction price solely in reference to the $20.0 million upfront payment. None of the variable consideration payable under the arrangement has been included in the transaction price as of March 31, 2026. All potential milestone and royalty payments are subject to the royalty recognition constraint whereby such amounts will be recognized as revenue upon the later of: (i) When the related sales occur or (ii) When the performance obligation to which some or all of the payment has been allocated has been satisfied (or partially satisfied) because the exclusive license is deemed to be the sole or predominant item to which the payments relate. Because the payments wholly relate to the exclusive license which was conveyed at inception of the arrangement, the Company will recognize revenue associated with the milestones and royalties from the sales of licensed products when the respective triggering event or related sales occur, as applicable. Through March 31, 2026, no milestones have been achieved and no royalties have been earned.

The Company allocated the transaction price of $20.0 million to the sole identified performance obligation in its entirety. Amounts allocated to the performance obligation comprised entirely of the exclusive license promise are recognized as revenue at a point in time since the underlying license represents functional intellectual property. Control of the license which granted the right to use the Company’s intellectual property was transferred to Tenacia simultaneously with contract effectiveness on March 6, 2026 consistent with when the intellectual property was made available for Tenacia’s use and benefit. As a result, the Company recognized $20.0 million of collaboration revenue during the three months ended March 31, 2026 upon satisfaction of the associated performance obligation.

Conversely, the global development activities under the Tenacia License Agreement do not represent a transaction with a customer. Accordingly, payments received by the Company resulting from reimbursements for Tenacia’s share of development costs will be accounted for as a reduction to the associated expense in the period the costs are incurred in the condensed consolidated statement of operations and comprehensive loss.

As of March 31, 2026, the Company did not have any deferred revenue related to the Tenacia License Agreement. The Company incurred approximately $2.0 million of incremental costs for financial advisory fees to obtain the arrangement with Tenacia. Such amount was expensed in full during the three months ended March 31, 2026 consistent with the timing of the transfer of associated performance obligation. Amount is classified as selling, general and administrative expense in the accompanying condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2026. No contract assets related to costs to obtain a contract with a customer or costs to fulfill a contract with a customer are capitalized at March 31, 2026.

12. Segment

The Company is currently developing medicines for patients with neurological or psychiatric disorders in the United States. The Company does not have any revenue generating products, and revenue will not be generated from any other current or future product candidates until regulatory approval is obtained and products are commercialized.

For three months ended March 31, 2026 and 2025, the Company had identified one operating and reportable segment. The Company defines its operating segments based on internally reported financial information that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) to analyze financial performance, make decisions, and allocate resources. The Company’s Chief Executive Officer is the CODM.

The CODM reviews the segment’s profit or loss based on net (loss) income reported on the condensed consolidated statement of operations and comprehensive (loss) income and considers forecast-to-actuals variances on a quarterly basis for expenses that are deemed significant. Further, the CODM reviews the segment’s assets based on total assets reported on the condensed consolidated balance sheet. In addition, the CODM is regularly provided information on total cash, which is inclusive of cash, cash equivalents and short-term investments, as a measure of segment assets. As of March 31, 2026, the Company’s cash, cash equivalents and short-term investments were $476.8 million. All long-lived assets are held in the United States.

The Company’s CODM views specific categories within research and development expenses and general and administrative expenses as significant given the direct correlation between cash burn and profitability as a pre-revenue company. The following table reconciles reported revenues to net (loss) income under the significant expense principle for the three months ended March 31, 2026 and 2025 (in thousands):

	For the Three Months Ended March 31,
	2026	2025

Collaboration Revenue	$20,000	$—
Research and Development Expenses:
RAP-219 program external expenses	15,821	7,963
Preclinical programs external expenses	4,289	3,246
R&D personnel-related costs (including stock-based compensation)	10,640	6,786
Other costs	1,966	1,577
Selling, General and Administrative Expenses:
G&A personnel-related costs (including stock-based compensation)	6,983	4,959
Professional and consulting costs	3,672	1,664
Facility related and other	844	913
Loss from operations	$(24,215)	$(27,108)
Interest income	4,358	3,045
Net loss	$(19,857)	$(24,063)

Accordingly, the Company consists of a single operating and reportable segment and the condensed consolidated financial statements and notes thereto are presented as a single reportable segment.

13. Net Loss per Share

Basic and diluted net loss per common share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss attributable to common stockholders	$(19,857)	$(24,063)
Denominator:
Weighted average common shares outstanding, basic and diluted	47,236,618	35,266,577
Net loss per share attributable to common stockholders, basic and diluted	$(0.42)	$(0.68)

For purposes of this calculation, the Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share available to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of March 31,
	2026	2025
Options to purchase common stock	8,027,414	5,626,022
Unvested performance-based restricted stock units	47,750	95,500
Unvested restricted stock units	6,993	13,987
Unvested restricted common stock—service based	295,413	796,640
Unvested restricted common stock—performance based	144,257	349,889

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and with our audited financial statements and the notes thereto for the year ended December 31, 2025 included in our Annual Report on Form 10-K for the year ended December 31, 2025 (our “Annual Report”). This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon our current plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, strategies, objectives, expectations, intentions and beliefs. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this Quarterly Report. You should carefully read the “Risk Factors” section of this Quarterly Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see “Special Note Regarding Forward-Looking Statements.” Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

Our founders have made pioneering discoveries related to the function of RAPs in the brain. Their findings form the basis of our RAP technology platform, which enables a differentiated approach to generate precision small molecule product candidates with the potential to overcome many limitations of conventional neurology drug discovery. RAP-219, our most advanced product candidate, is an AMPA receptor (“AMPAR”) negative allosteric modulator (“NAM”). RAP-219 is designed to achieve neuroanatomical specificity through its selective targeting of a RAP known as TARPγ8, which is associated with the neuronal AMPARs. Whereas AMPARs are distributed widely in the central nervous system (“CNS”), TARPγ8 is expressed only in discrete regions, including the neocortex and mesial temporal lobe, where focal onset seizures (“FOS”) often originate. By contrast, TARPγ8 has minimal expression in the hindbrain, where drug effects are often associated with adverse events. As such, we believe RAP-219 has the potential for a differentiated profile as compared to traditional neuroscience medications. Due to the role of AMPA biology in various neurological disorders and our precision approach of selectively targeting TARPγ8, we believe RAP-219 has pipeline-in-a-product potential and we are evaluating it as a potentially transformational treatment for patients with FOS, primary generalized tonic-clonic seizures (“PGTCS”), and bipolar mania.

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

In September 2025, we announced positive topline results from our Phase 2a proof-of-concept trial of RAP-219 in adult patients with drug-resistant FOS. The trial met its primary and secondary endpoints. The trial demonstrated a statistically significant reduction in long episodes (“LEs”) – an objective electrographic biomarker for clinical seizure reduction – compared with baseline over the 8-week treatment period. In the trial, RAP-219 also demonstrated a statistically significant and clinically meaningful reduction in clinical seizures compared with baseline. RAP-219 was generally well tolerated. In December 2025, we presented post-hoc analysis from the Phase 2a proof-of-concept trial showing treatment with RAP-219 had consistent effects in the first (weeks 1-4) and second (weeks 5-9) four-week segments of the treatment period. This demonstrates that there was a rapid onset of efficacy, and a consistent reduction in LEs, and a consistent, clinically meaningful reduction in clinical seizures throughout the 8-week treatment period. Following 8-weeks of RAP-219 treatment in the Phase 2a trial, patients entered an 8-week follow-up period to assess the durability effect on LEs and clinical seizures. In April 2026, we presented results from the 8-week follow-up period. Based on pharmacokinetic (“PK”) data collected across the Company’s Phase 1 and Phase 2 trials and further supported by population PK modeling, RAP-219 is now estimated to have a 22-day half-life, compared to the prior reported estimate of 14 days. Due to the long half-life, plasma concentrations of RAP-219 remained within the receptor occupancy therapeutic levels over the 8-week follow-up period, resulting in sustained biomarker and clinical responses consistent with the 8-week treatment period. In the first four weeks of follow-up (weeks 9-12), RAP-219 showed even greater reductions in LEs and clinical seizures than were observed during the 8-week treatment period. Clinically meaningful improvements over baseline continued through the second four weeks of follow-up (weeks 13-16).

In late 2025, we initiated an open-label long term safety trial to allow patients enrolled in our Phase 2a proof-of-concept FOS trial to resume taking RAP-219. Data from the open-label trial is expected in the second half of 2026. In December 2025, we received U.S. Food and Drug Administration (“FDA”) feedback from an end-of-Phase 2 meeting supporting advancement into two Phase 3 trials of RAP-219 in patients with drug-resistant FOS and we are on track to initiate the Phase 3 program in FOS in the second quarter of 2026.

We are also expanding our epilepsy portfolio into PGTCS, the most common type of generalized seizure and an important next step in addressing unmet need in patients with seizure disorders. With proof-of-concept established in FOS, we plan to initiate a Phase 3 trial in PGTCS in the first half of 2027.

We believe RAP-219 also has therapeutic potential in bipolar disorder. Our Phase 2 proof-of-concept trial in bipolar mania is progressing well and topline results are now expected in the fourth quarter of 2026, ahead of the previous guidance of first half of 2027. Additionally, we have modified the trial's statistical analysis plan and increased target enrollment, enabling the trial to potentially be considered as confirmatory evidence of effectiveness. Following completion of the Phase 2 trial, and subject to the results, we plan to engage with the FDA in an end-of-Phase 2 meeting to align on the design of a potential Phase 3 program to support a New Drug Application for the treatment of bipolar mania.

We also previously submitted an Investigational New Drug (“IND”) application to the FDA for initiation of a Phase 2 proof-of-concept trial in RAP-219 for the treatment of diabetic peripheral neuropathic pain (“DPNP”), which was placed on clinical hold by the FDA in the fourth quarter of 2024. Following further interactions with the FDA, the FDA removed its clinical hold on the DPNP IND in December 2025. We are deferring further investment in the RAP-219 DPNP program at this time to prioritize our α6ß4 program, which we believe has significant potential in chronic pain and migraine, as described below.

Additionally, we continue to develop a long-acting injectable (“LAI”) formulation of RAP-219. We believe an LAI formulation has the potential to improve patient adherence and expand the potential clinical utility across all of the RAP-219 indications. IND-enabling activities are underway and initial Phase 1 PK data is expected in 2027.

We also have two advanced discovery-stage nicotinic acetylcholine receptor (“nAChR”) programs stemming from our RAP technology platform. nAChRs have been clinically validated in patient-reported neuropathic pain and our first advanced discovery-stage nAChR program comprises agonists of the α6ß4 nAChR. α6ß4 nAChRs are selectively expressed in sensory neurons, and the α6 subunit has human genetic validation in chronic pain. We have initiated IND-enabling activities for our α6β4 nAChR agonist development candidate, RAP-641, directed at a genetically validated precision target that we are pursuing as a potential novel non-opiate, non-CNS approach for chronic pain and migraine. The second advanced discovery-stage nAChR program comprises modulators of the α9α10 nAChR. Third-party preclinical genetic data suggest that this nAChR could be an attractive target in treating hearing and vestibular disorders. We continue to leverage our RAP technology platform to discover additional product candidates that we believe have the potential to provide transformative benefits for large patient populations with neurological or psychiatric diseases.

We have incurred significant operating losses in each year since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of any product candidates we may develop. Our net losses were $19.9 million and $24.1 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $255.1 million. We expect our expenses and operating losses will increase substantially as we:

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

License and Collaboration Agreements

Option and License Agreement with Janssen Pharmaceutical NV

In August 2022, we entered into an option and license agreement with Janssen Pharmaceutical NV, as amended on April 3, 2023, April 18, 2023, May 2, 2023, October 2, 2023, and April 9, 2024 (collectively, the “Janssen License”), under which we received an exclusive option to obtain from Janssen (a) a worldwide exclusive license for the research, development, and commercialization of transmembrane TARPγ8 AMPAR products for the diagnosis, treatment, prophylaxis or palliation of any disease or condition in humans or other animals (the “Field”) and (b) an assignment of certain patents related to TARPγ8, in each case of (a)-(b), subject to certain retained rights by Janssen. Pursuant to the Janssen License, we also received a worldwide, royalty-free, non-exclusive license (exclusive under certain joint patents) for the research, development, and commercialization of certain neuronal nicotinic acetylcholine (“nACh”) products in the Field.

We made a non-refundable, non-creditable upfront payment of $1.0 million to Janssen after we entered into the Janssen License. In October 2022, we exercised the option and paid a non-refundable, non-creditable option fee of $4.0 million to Janssen. If we succeed in developing and commercializing TARPγ8 products, Janssen will be eligible to receive (i) up to $76.0 million in development milestone payments and up to $40.0 million sales milestone payments for the product containing the lead TARPγ8 development candidate, and (ii) up to $25.0 million in development milestone payments and up to $42.0 million sales milestone payments for other TARPγ8 products containing a non-lead TARPγ8 development candidate.

Janssen is also eligible to receive (a) royalties ranging from mid to high-single digit percentages on worldwide net sales of any products containing a TARPγ8 development candidate and (b) royalties ranging from low to mid-single digit percentages for other TARPγ8 products that do not contain a TARPγ8 development candidate, in each case of (a) and (b), subject to potential reductions following the expiration of valid claims and regulatory exclusivity covering such TARPγ8 products, the launch of certain generic products and the application of certain anti-stacking reductions for third party intellectual property payments, subject to a customary reduction floor. The royalties for any TARPγ8 product will expire on a country-by-country basis upon the latest to occur of (i) the expiration of all valid patent claims covering such product in such country, (ii) the expiration of all regulatory exclusivities in such country, and (iii) a specified number of years following the first commercial sale of such product in such country. The Janssen License provides us with certain other exclusive rights with respect to small molecules with activity against TARPγ8 and nACh.

We have the right to terminate the Janssen License for any or no reason upon providing prior written notice to Janssen upon ninety (90) days’ prior written notice to Janssen. Either party may terminate the license agreement in its entirety for the other party’s material breach if such party fails to cure the breach or upon certain insolvency events involving the other party.

NeuroPace Master Services Agreement and Statements of Work

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

Concurrently with the execution of the NeuroPace Agreement, the parties also entered into an initial statement of work, as amended in March 2024, and a second statement of work, as amended in February 2026 (collectively, the “NeuroPace SOWs”), under the NeuroPace Agreement, pursuant to which NeuroPace agreed to provide services related to our RAP-219 Phase 2a clinical trial and planned open-label long term safety trial in RAP-219 for FOS, including, among other things, clinical trial readiness support, identification of potential patients satisfying the enrollment criteria and RNS system data reporting and data analysis. Pursuant to the payment schedule set out in the NeuroPace SOWs, we will pay NeuroPace an aggregate of up to $5.8 million over a period of approximately four years in connection with NeuroPace’s provision of services and achievement of certain patient enrollment and deliverable milestones. As of March 31, 2026, we have incurred cumulative expenses of $4.5 million on both NeuroPace SOWs.

Tenacia Collaboration and License Agreement

On March 6, 2026, we entered into a License Agreement (the “Tenacia License Agreement”) with Tenacia Biotechnology (Hong Kong) Co., Ltd. (“Tenacia”). The arrangement provides Tenacia with the exclusive rights to develop and commercialize our product candidate, RAP-219 in mainland China, Hong Kong, Macau and Taiwan (each, a “Market” and collectively, the “Tenacia Territory”). We retain exclusive rights to RAP-219 outside the Tenacia territory.

Under the terms of the Tenacia License Agreement, we granted to Tenacia an exclusive license to use certain intellectual property for the development and commercialization of RAP-219 and products containing RAP-219 across indications, including focal onset seizures (“FOS”) and bipolar mania. See Note 11 - License and Collaboration Agreement for a description of the key terms of the Tenacia License Agreement.

Under the terms of the Tenacia License Agreement, we received a $20.0 million non-refundable upfront payment. Additionally, to the extent Tenacia commercializes any licensed products containing RAP-219, we are eligible to receive up to $308.0 million in contingent sales-based milestone payments and tiered royalty payments ranging from the mid-single digits to the mid-teens based on a percentage of net sales, subject to customary reductions and offsets.

Components of Results of Operations

Revenue

We have not generated any revenue from the sale of products since inception and do not expect to generate any revenue from the sale of products for several years, if ever. As discussed above and in Note 11 - License and Collaboration Agreement to our condensed consolidated financial statements, we entered into the Tenacia License Agreement in March 2026. We recognized $20.0 million of collaboration revenue from the Tenacia License Agreement during the three months ended March 31, 2026.

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

Income Taxes

For the three months ended March 31, 2026 and 2025, we recorded no income tax provision. As of March 31, 2026 and December 31, 2025, we recorded a full valuation allowance of our net deferred tax assets, as we believed it was more likely than not we would not be able to utilize our deferred tax assets prior to their expiration.

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each year or for our research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating losses (“NOLs”), carryforwards and tax credits will be not realized. As of December 31, 2025, we had federal NOL carryforwards of approximately $46.1 million and state NOL carryforwards of approximately $15.1 million, respectively. Federal losses have an indefinite carryforward period, but can only offset 80% of federal taxable income in a given year. Losses for state purposes begin to expire in 2043. As of December 31, 2025, we also had federal and state tax research and development credit carryforwards of approximately $8.0 million and $3.2 million, respectively, to offset future tax liabilities, which begin to expire in 2042 and 2037, respectively. As of December 31, 2025, we had no unrecognized tax benefits.

On July 4, 2025, new U.S tax legislation was signed into law (known as the “One Big Beautiful Bill Act” or “OBBBA”) which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. The impacts of OBBBA are not expected to be material to the 2026 consolidated balance sheet or statements of operations and comprehensive loss.

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31,
	2026	2025	Change
	(in thousands)
Collaboration Revenue	$20,000	$—	$20,000
Operating expenses
Research and development	32,716	19,572	13,144
General and administrative	11,499	7,536	3,963
Total operating expenses	44,215	27,108	17,107
Loss from operations	(24,215)	(27,108)	2,893
Other income:
Interest income	4,358	3,045	1,313
Total other income	4,358	3,045	1,313
Net loss	$(19,857)	$(24,063)	$4,206

Collaboration Revenue

Collaboration revenue was $20.0 million for the three months ended March 31, 2026 as a result of revenue recognized related to the non-refundable upfront fee received pursuant to the Tenacia License Agreement. Through March 31, 2026, no milestones have been achieved and no royalties have been earned.

Operating Expenses

Research and Development Expenses

	For the three months ended March 31,
	2026	2025	Change
	(in thousands)
Direct external program expenses:
RAP-219 program	$15,821	$7,963	$7,858
Preclinical programs	4,289	3,246	1,043
Internal and unallocated expenses:
Personnel-related costs (including stock-based compensation)	10,640	6,786	3,854
Other costs	1,966	1,577	389
Total research and development expenses	$32,716	$19,572	$13,144

Research and development expenses were $32.7 million for the three months ended March 31, 2026, as compared to $19.6 million for the three months ended March 31, 2025. The increase of $13.1 million consisted of the following:

•
a $7.9 million increase in RAP-219 program costs, which consisted primarily of an increase of $6.8 million in clinical trial costs primarily driven by start-up costs for our Phase 3 trials in drug-resistant FOS, costs for our Phase 2 proof-of-concept trial in bipolar mania, costs for IND-enabling activities for our Phase 1 trial for our LAI program, and a $1.0 million increase in contract manufacturing costs related to the production of clinical supply.
•
a $3.9 million increase in personnel-related costs due to an increase in headcount, which consisted primarily of salaries, bonuses, and other compensation-related costs of $2.4 million, and stock-based compensation of $1.5 million;
•
a $1.0 million increase in preclinical program costs, which consisted primarily of a $1.2 million increase in toxicology and animal studies related to our discovery programs, offset by a $0.2 million decrease in external chemistry efforts; and
•
a $0.4 million increase in other costs, consisting of research and development facilities, information technology, and depreciation expense related to increased headcount and continued expansion of our Boston and San Diego sites.

General and Administrative Expenses

	For the three months ended March 31,
	2026	2025	Change
	(in thousands)
Personnel-related (including stock-based compensation)	$6,983	$4,959	$2,024
Professional and consulting costs	3,672	1,664	2,008
Facility related and other	844	913	(69)
Total general and administrative expense	$11,499	$7,536	$3,963

General and administrative expenses were $11.5 million for the three months ended March 31, 2026, as compared to $7.5 million for the three months ended March 31, 2025. The increase of $4.0 million consisted of the following:

•
a $2.0 million increase in workforce expense due to an increase in headcount, consisting primarily of salaries, bonuses, and other compensation-related costs of $0.7 million and stock-based compensation of $1.4 million.
•
a $2.0 million increase in professional and consulting costs primarily associated with increases of $2.2 million in consulting costs and $0.3 million in legal costs primarily due to the execution of the Tenacia License Agreement. These increases were offset by a $0.4 million decrease in accounting consulting costs.

Other Income

	For the three months ended March 31,
	2026	2025	Change
	(in thousands)
Other income:
Interest income	$4,358	$3,045	$1,313
Total other income	$4,358	$3,045	$1,313

Other income was $4.4 million for the three months ended March 31, 2026, as compared to $3.0 million for the three months ended March 31, 2025. The increase in interest income was due to the increased cash, cash equivalent and short-term investments balances for most of the three months ended March 31, 2026 due to proceeds from the September 2025 Offering.

Income Taxes

For each of the three months ended March 31, 2026 and 2025, we recorded an income tax provision of zero.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in February 2022, we have not generated any revenue from any sources and have incurred significant operating losses and negative cash flows from operations. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our product candidates and pipeline. Further, we expect to continue to incur additional costs associated with operating as a public company. Historically, we have funded our operations with proceeds from the sale of convertible notes, convertible preferred stock, and the issuance of common stock in our IPO, concurrent private placement, September 2025 Offering, and collaboration agreements. To date, we have received aggregate gross proceeds of $731.9 million from these sources. As of March 31, 2026, we had cash and cash equivalents and short-term investments of $476.8 million, excluding our restricted cash.

We previously entered into a common stock sales agreement (the “Sales Agreement”), dated July 1, 2025, by and between the Company and Leerink Partners LLC and Cantor Fitzgerald & Co., acting as sales agents, which established an at-the-market offering program pursuant to which we may offer and sell shares of our common stock from time to time (the “ATM Program”).

In March 2026, we filed an automatic shelf registration statement on Form S-3ASR (the “2026 Registration Statement”), containing (i) a base prospectus, which covers the offering, issuance and sale from time to time in one or more offerings of an indeterminate amount of common stock, preferred stock, debt securities, warrants and/or units; and (ii) a sales agreement prospectus for the offering and issuance and sale of up to a maximum aggregate offering price of $150.0 million of common stock, to be issued pursuant to the Sales Agreement. As of March 31, 2026, we have not sold any shares pursuant to our ATM program. As market conditions permit, we may offer and sell securities under the 2026 Registration Statement, including through the ATM Program, in order to fund our operations or provide additional liquidity.

In addition to our existing cash, cash equivalents and marketable securities, we expect to receive research and development reimbursements and are eligible to earn development and commercial milestone payments and royalties under our license agreement with Tenacia. Our ability to earn these milestone payments and the timing of earning these payments is dependent upon the outcome of agreed upon research and development and commercialization activities and is uncertain at this time.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	For the three months ended March 31,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(13,061)	$(20,237)
Net cash provided by investing activities	37,941	21,031
Net cash provided by financing activities	531	5
Net increase in cash, cash equivalents and restricted cash	$25,411	$799

Operating Activities

During the three months ended March 31, 2026, operating activities used $13.1 million of cash, resulting primarily from our net loss of $19.9 million, non-cash accretion of investments in marketable securities of $0.4 million, and changes in operating assets and liabilities of $0.8 million, partially offset by $7.0 million of non-cash stock-based compensation expense, $0.2 million of non-cash depreciation expense, and $0.6 million of non-cash lease expense. The $0.8 million change in operating assets and liabilities is primarily driven by a decrease in prepaid expenses and other current assets of $0.8 million, primarily due to recognition of advanced payments on contracts related to our clinical trials, a $0.7 million decrease in operating lease liabilities, and a decease in other assets of $0.3 million due to the movement of an upfront long-term prepaid clinical trial payment from long-term to short term, and a decrease in accrued expenses of $3.5 million due to timing of payments to vendors, partially offset by increases in accounts payable of $2.3 million due to financial advisory fees due in connection with the Tenacia License Agreement.

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

Investing Activities

During the three months ended March 31, 2026, net cash provided by investing activities was $37.9 million, primarily consisting of maturities of short-term investments of $58.3 million and sales of short-term investments of $10.1 million, partially offset by purchases of short-term investments of $30.4 million and purchases of property and equipment of $0.1 million.

During the three months ended March 31, 2025, net cash provided by investing activities was $21.0 million, primarily consisting of maturities of short-term investments of $64.6 million, partially offset by purchases of short-term investments of $43.2 million and purchases of property and equipment of $0.3 million.

Financing Activities

During the three months ended March 31, 2026, net cash provided by financing activities was $0.5 million, primarily consisting of proceeds from exercise of stock options of $0.8 million, partially offset by payment of deferred offering costs of $0.3 million in connection with the preparation and filing of the 2026 Registration Statement.

During the three months ended March 31, 2025, net cash provided by financing activities was immaterial.

Future Funding Requirements

As of March 31, 2026, we had cash, cash equivalents and short-term investments of $476.8 million, excluding our restricted cash. As of the issuance date of the condensed consolidated financial statements for the three months ended March 31, 2026, we expect that our cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses and capital expenditure requirements through at least 12 months from the issuance of the condensed consolidated financial statements. We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2029. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. However, our forecast for the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Additionally, the process of conducting preclinical studies and testing potential future product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain. We will need to raise substantial additional capital in the future.

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
•
our ability to achieve any milestones in connection with the Tenacia License Agreement;
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

Contractual Obligations and Commitments

Leases

As of the March 31, 2026, we had future minimum operating lease payments under non-cancelable leases of $12.5 million related to leases we have recognized on our condensed consolidated balance sheet, which included existing laboratory and office leases and the new corporate headquarters lease that commenced June 1, 2025 in Boston, Massachusetts. The future minimum operating lease payments under these non-cancelable leases are due over a weighted average remaining lease term of 4.4 years.

Option and License Agreement with Janssen Pharmaceutical NV

We made an upfront non-refundable, non-creditable payment of $1.0 million to Janssen after we entered into the Janssen License. In October 2022, we exercised the option and made a non-refundable, non-creditable option fee of $4.0 million to Janssen. If we succeed in developing and commercializing TARPγ8 products, Janssen will be eligible to receive (i) up to $76.0 million in development milestone payments and up to $40.0 million sales milestone payments for the product containing the lead TARPγ8 development candidate and (ii) up to $25.0 million in development milestone payments and up to $42.0 million sales milestone payments for the other products containing a non-lead TARPg8 development candidate. We are also required to pay tiered royalties related to the TARPγ8 development candidate of a mid to high single-digit percentage on worldwide net sales and tiered royalties related to the TARPγ8 products that do not contain a TARPγ8 development candidate of low to mid single-digit percentages on annual net sales of the products covered by the license.

NeuroPace Master Services Agreement and Statements of Work

In connection with the execution of the NeuroPace Agreement, the parties also entered into an initial statement of work, as amended in March 2024, and a second statement of work, as amended in February 2026, (collectively, the “NeuroPace SOWs”) under the NeuroPace Agreement, pursuant to which NeuroPace agreed to provide services related to the RAP-219 Phase 2a proof-of-concept clinical trial and planned open-label long term safety trial in RAP-219 for FOS, including, among other things, clinical trial readiness support, identification of potential patients satisfying the enrollment criteria and RNS system data reporting and data analysis. Pursuant to the payment schedule set out in the NeuroPace SOWs, the Company will pay NeuroPace an aggregate of up to $5.8 million over a period of approximately four years in connection with NeuroPace’s provision of services and achievement of certain patient enrollment and deliverable milestones. The Company has incurred cumulative expenses of $4.5 million on the NeuroPace SOWs through March 31, 2026.

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

For information regarding our critical accounting policies and estimates, please refer to Note 2, “Summary of Significant Accounting Policies” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The critical accounting policy below supplements the critical accounting policies discussed in our Annual Report on Form 10-K filed with the SEC on March 10, 2026.

Revenue Recognition

We recognize revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 606, Revenue Recognition (“ASC 606”). Accordingly, we recognize revenue following the five step model prescribed under Accounting Standards Updates No. 2014-09, Revenue from Contracts with Customers: (i) Identify the contract(s) with the customer, (ii) Identify the promised goods and/or services in the contract and determine which promised goods and/or services represent performance obligations, (iii) Measure the transaction price, (iv) Allocate the transaction price to the performance obligations in the contract and (v) Recognize revenue when (or as) each performance obligation is satisfied. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations, and whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

As part of the accounting for these arrangements, we must develop assumptions that require judgment to determine the standalone selling price for each performance obligation identified in the contract and use judgment in the determination of the transaction price and the application of the constraint. The determination of standalone selling price has not had a significant impact on the accounting for our revenue arrangements given the nature of the performance obligations. We have also not been required to apply significant judgment in determining the transaction price given the nature of the variable consideration and the application of the constraint.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The success of our business depends primarily upon our ability to identify, develop, and commercialize product candidates based on our RAP technology platform. We do not know whether we will be able to develop any product candidates that succeed through preclinical and clinical development or products of commercial value. We have no products approved for commercial sale and have not generated any revenue from product sales to date. We will continue to incur significant research and development and other expenses related to our preclinical and clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses totaled $19.9 million and $24.1 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we have not yet generated revenues and had an accumulated deficit of $255.1 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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

As of March 31, 2026, we had $476.8 million of cash, cash equivalents and short-term investments, excluding restricted cash. Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2029. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We may also raise additional financing on an opportunistic basis in the future. For example, we may seek additional capital due to favorable market conditions, including through our at-the-market program, or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates. Our future capital requirements will depend on many factors, including but not limited to:

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations with our existing cash, cash equivalents and short-term investments, any future equity or debt financings and upfront, milestone or royalty payments, if any, received under any future licenses, collaborations or royalty agreements. If we raise additional capital through the sale of equity or convertible debt securities, or issue any equity or convertible debt securities in connection with a collaboration agreement or other contractual arrangement, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. In addition, the possibility of such issuance may cause the market price of our common stock to decline.

We previously entered into a common stock sales agreement (the “Sales Agreement”), dated July 1, 2025, by and between the Company and Leerink Partners LLC and Cantor Fitzgerald & Co., acting as sales agents, which established an at-the-market offering program pursuant to which we may offer and sell shares of our common stock from time to time (the “ATM Program”). In March 2026, we filed an automatic shelf registration statement on Form S-3ASR ( the “2026 Registration Statement”), containing (i) a base prospectus, which covers the offering, issuance and sale from time to time in one or more offerings of common stock, preferred stock, debt securities, warrants and/or units; and (ii) a sales agreement prospectus for the offering and issuance and sale of up to a maximum aggregate offering price of $150.0 million of common stock, to be issued pursuant to the Sales Agreement. As of March 31, 2026, we have not sold any shares pursuant to our ATM program.

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

In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to conditions imposed by the FDA, and there can be no assurance that the FDA will accept data from trials conducted outside of the United States. Additionally, recent policy proposals in the U.S., if enacted in the future, may make acceptance by the FDA or inclusion in a marketing application of foreign data more difficult or costly. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt our development of the applicable product candidates.

The successful development of pharmaceutical products involves a lengthy and expensive process and is highly uncertain.

Successful development of pharmaceutical products involves a lengthy and expensive process, is highly uncertain and is dependent on numerous factors, many of which are beyond our control. Product candidates that appear promising in the early phases of development may fail to reach the market for several reasons, including:

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

For example, in the fourth quarter of 2024, we were notified by the FDA that the IND submitted by us for the initiation of a Phase 2 proof-of-concept trial of RAP-219 in diabetic peripheral neuropathic pain (“DPNP”) was placed on clinical hold. The FDA requested additional information and amendments specific to the protocol design. Following further interactions with the FDA, the FDA removed its clinical hold on the DPNP IND in December 2025 and we deferred further investment in the program.

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

In addition, if any of our product candidates receive marketing approval, we will be subject to significant regulatory obligations regarding the submission of safety and other post-marketing information and reports and registration, and will need to continue to comply (or ensure that our third-party providers comply) with current Good Manufacturing Practices (“cGMPs”) in manufacturing our products and Good Clinical Practices (“GCPs”) for any clinical trials that we conduct post-approval. In addition, there is always the risk that we, a regulatory authority or a third party might identify previously unknown problems with a product post-approval, such as AEs of unanticipated severity or frequency. Compliance with these requirements is costly, and any failure to comply or other issues with our product candidates post-approval could adversely affect our business, financial condition and results of operations.

Due to the significant resources required for the development of our pipeline, and depending on our ability to access capital, we must prioritize the development of certain product candidates over others. Moreover, we may fail to expend our limited resources on product candidates or indications that may have been more profitable or for which there is a greater likelihood of success.

Our lead product candidate, RAP-219, is in clinical development for focal onset seizures (“FOS”), primary generalized tonic-clonic seizures (“PGTCS”) and bipolar mania, and we continue to develop a long-acting injectable (“LAI”) formulation. Additionally, we have two advanced discovery-stage nAChR programs stemming from our RAP technology platform. The first is our α6ß4 nAChR agonist development candidate, RAP-641, a genetically validated precision target that we are pursuing as a potential novel non-opiate, non-CNS approach for chronic pain and migraine, and the second comprises modulators of the α9α10 nAChR which third-party preclinical genetic data suggest could be an attractive target in treating hearing and vestibular disorders.

Due to the significant resources required for the development of our product candidates, we must decide which product candidates and indications to pursue and advance and the amount of resources to allocate to each. For example, we deferred further investment in our DPNP program for RAP-219. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular product candidates, therapeutic areas or indications may not lead to the development of viable commercial products and may divert resources away from better opportunities. If we make incorrect determinations regarding the viability or market potential of any of our product candidates or misread trends in the pharmaceutical industry, in particular for disorders of the nervous system, our business, financial condition and results of operations could be materially and adversely affected. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases and disease pathways that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing or royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights.

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

At the state level, numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, many of which differ from each other in significant ways, thus complicating compliance efforts, including providing specific disclosures in privacy notices and affording individuals certain rights concerning their personal data. For example, in California, the California Consumer Privacy Act (“CCPA”) established a comprehensive privacy framework for covered businesses by creating an expanded definition of personal information, establishing data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. While clinical trial data and information governed by HIPAA are exempt from the CCPA, other personal information may be applicable and periodic changes to the CCPA continue to broaden its scope.

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

Additionally, we may be subject to new laws governing the privacy of consumer health data. For example, Washington’s My Health My Data Act, which applies broadly to the processing of consumer health data, creates a private right of action to allow individuals to sue for violations of the law, imposes stringent consent requirements and grants consumers certain rights with respect to their health data, including to request deletion of their information. Connecticut and Nevada have also passed similar laws regulating consumer health data. These various privacy and data security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain other specific types of information. For example, a small number of states have passed laws that regulate biometric data specifically. State laws are changing rapidly and there have been a number of proposals in the U.S. Congress for a new comprehensive federal data privacy law to which we may likely become subject to, if enacted.

Regulators and legislators in the U.S. are increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the Department of Justice’s January 8, 2025, Rule on Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, prohibits transfers of certain types of data, including health data, genetic data, and biospecimens, to countries of concern, including China. The rule also prohibits covered businesses from engaging in certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls and the rule does not exempt key-coded or otherwise anonymized, pseudonymized, de-identified, or encrypted data. Actual or alleged violations of such rules may be punishable by criminal and/or civil sanctions, result in exclusion from participation in federal and state programs, or restrict our ability to use certain vendors, sites, investigators, or service providers in global clinical trials.

Outside the United States, an increasing number of laws, regulations, and industry standards govern privacy and data security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s GDPR (“UK GDPR”) impose strict requirements for processing personal data.

Similarly, China’s Personal Information Protection Law (“PIPL”), which is enforced by the Cyberspace Administration of China (“CAC”), imposes comprehensive requirements on the processing of personal information, including restrictions on the export of sensitive personal information outside of China. PIPL requires data handlers to satisfy specified conditions, such as obtaining certification or entering into standard contractual arrangements prescribed by the CAC, before transferring personal information abroad. If our partners or collaborators operating in China, including Tenacia, are deemed to be in violation of PIPL's cross-border data transfer restrictions, the CAC or other competent authorities could order the suspension or cessation of such data transfers, which could prevent or materially delay the sharing of clinical trial data and other sensitive information with us and adversely affect our ability to advance the development and regulatory approval of our product candidates.

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

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the United Kingdom (“UK”) have restricted the transfer of personal data to the United States and other countries based on whether those jurisdictions' privacy laws are considered to provide adequate protection. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

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

Additionally in the EU, the NIS 2 Directive (“NIS 2”) is replacing the cybersecurity legal framework under the current NIS framework in the EU, aiming to ensure a high level of cybersecurity in the region. NIS 2 brings new medium and large organizations providing services in the EU within scope of the legal framework. It extends to additional sectors and expands the list of in-scope healthcare organizations, including to certain providers engaged in research and development of medicinal products. The new regime imposes direct obligations on management in respect of an in-scope organization’s compliance with NIS 2, requires covered organizations to put in place certain cyber risk management measures, strengthens incident reporting requirements and provides supervisory authorities with a greater supervision ability compliance. The majority of obligations will come into force when national legislation implementing NIS 2 becomes effective in the relevant EU Member State. EU Member States had until October 17, 2024 to transpose NIS 2 into national legislation, although some countries have still not completed the transposition. As such, the cybersecurity regulatory landscape in the EU is currently fragmented and uncertain. To the extent we are subject to NIS 2, we will require additional investment of our resources in compliance programs. Under NIS 2 companies may be subject to administrative fines of up to the higher amount of €10 million or 2% of worldwide turnover.

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

We may at times fail (or be perceived to have failed) in our efforts to comply with our privacy and data security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable privacy and data security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. For example, we rely on Tenacia to comply with relevant privacy and data requirements to enable sharing of clinical data collected in China with us, and if Tenacia fails to comply with requirements, we may not be able to access or utilize such data, or we could face increased compliance risks arising from such non-compliance. Further, plaintiffs have become increasingly active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, as relevant, clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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

The use of new and evolving technologies, such as AI/ML, in our operations, and the operations of third parties upon which we rely presents new risks and challenges that could negatively impact our business, including cybersecurity, data privacy, information technology, intellectual property, regulatory, legal, operational, competitive, reputational, and other risks and challenges. Specifically, risks related to bias, AI hallucinations, discrimination, harmful content, misinformation, fraud, scams, targeted attacks such as model poisoning or data poisoning, surveillance, data leakage, loss of consensus reality, inequality, environmental harms, and other harms may flow from our development, use, or deployment of AI technologies. The use of certain AI/ML technologies can also give rise to intellectual property risks, including compromises to proprietary intellectual property and intellectual property infringement. Additionally, several jurisdictions around the globe, including Europe and certain U.S. states, have proposed, enacted, or are considering, laws governing the development and use of AI/ML. Such laws in the EU impose significant obligations on providers and deployers of high risk artificial intelligence systems, and encourage providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems.

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

In addition, we rely in part on preclinical data using earlier generation TARPγ8 NAMs and third-party published data with other TARPγ8 NAMs for support of RAP-219. While we believe it is an accepted scientific practice to reference preclinical data generated using other molecules of the same class, it is possible that similar studies with RAP-219 would not have generated entirely consistent results and, as such, the studies performed with other molecules of the same class may not be reflective of the therapeutic potential of RAP-219.

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

Additionally, we have and will continue to utilize an “open-label” clinical trial design in some of our clinical trials. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Our Phase 2a proof-of-concept trial in drug-resistant FOS was an open label trial. Most open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results of a product candidate when studied in a controlled environment with a placebo or active control.

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

To obtain the requisite regulatory approvals to commercialize any of our product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe and effective in humans. We may experience delays in completing our clinical trials or preclinical studies and initiating or completing additional clinical trials or preclinical studies, including as a result of regulators not allowing or delay in allowing clinical trials to proceed under an IND or similar foreign authorization, or not approving or delaying approval for any clinical trial grant or similar approval we need to initiate a clinical trial. We may also experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize the product candidates we develop, including:

•
regulators, institutional review boards (“IRBs”), ethics committees or other reviewing bodies may not authorize us or our investigators to commence a clinical trial, or to conduct or continue a clinical trial at a prospective or specific trial site;
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

Our failure to successfully initiate and complete clinical trials and to demonstrate the efficacy and safety necessary to obtain regulatory approval to market our product candidates would significantly harm our business. Our product candidate development costs will also increase if we experience delays in testing or regulatory approvals and we may be required to obtain additional funds to complete clinical trials. There can be no assurance that our clinical trials will begin as planned or be completed on schedule, if at all, or that we will not need to restructure or otherwise modify our trials after they have begun. For example, in the fourth quarter of 2024, we were notified by the FDA that the IND submitted by us for the initiation of a Phase 2 proof-of-concept trial of RAP-219 in DPNP was placed on clinical hold. The FDA requested additional information and amendments specific to the protocol design. Following further discussions with the FDA, the FDA removed its clinical hold on the DPNP IND in December 2025 and we deferred further investment in the program. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates, which may harm our business and results of operations. In addition, many of the factors that cause, or lead to, delays of clinical trials may ultimately lead to the denial of regulatory approval of our product candidates. Finally, such delays may result in the consideration of reprioritization of company product candidate development programs.

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

If unacceptable side effects arise in the development of our product candidates, we, the FDA, EMA, MHRA or other comparable regulatory authorities, the IRBs, or the independent ethics committees at the institutions in which our trials are conducted, could suspend, limit or terminate our clinical trials, or the independent safety monitoring committee could recommend that we suspend, limit or terminate our trials, or the FDA, EMA, MHRA or other comparable regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. We may be unable to overcome any such suspensions or holds that are placed on our clinical trials. Treatment-emergent side effects that are deemed to be drug-related could delay recruitment of clinical trial subjects or may cause subjects that enroll in our clinical trials to discontinue participation in our clinical trials. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We may need to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in harm to patients that are administered our product candidates. Any of these occurrences may adversely affect our business, financial condition and prospects significantly.

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

Competitive products may reduce or eliminate the commercial opportunity for our product candidates, if approved. If our competitors develop technologies or product candidates more rapidly than we do, or if their technologies or product candidates are more effective or safer than ours, our ability to develop and successfully commercialize our product candidates may be adversely affected.

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

We currently have no marketing, sales or distribution capabilities. We intend to establish a sales and marketing organization, either on our own or in collaboration with third parties, with technical expertise and supporting distribution capabilities to commercialize one or more of our product candidates that may receive regulatory approval in key territories. These efforts will require substantial additional resources, some or all of which may be incurred in advance of any approval of a product candidate. Any failure or delay in the development of our or third parties’ internal sales, marketing and distribution capabilities would adversely impact the commercialization of our product candidates.

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

We remain responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards. Our failure or the failure of third parties to comply with the applicable protocol, legal and regulatory requirements and scientific standards can result in rejection of our clinical trial data or other sanctions. If we or our third-party clinical trial providers or third-party CROs do not successfully carry out these clinical activities, our clinical trials or the potential regulatory approval of a product candidate may be delayed or be unsuccessful. Additionally, if we or our third-party contractors fail to comply with applicable GCPs for any reason, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our product candidates, which would delay the regulatory approval process. We cannot be certain that, upon inspection, the FDA will determine that any of our clinical trials comply with GCPs. We are also required to register certain clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in public notification of noncompliance, fines, adverse publicity and civil and criminal sanctions, amongst other things. In addition, our ability to access and use clinical data from trials conducted in China, including trials conducted by or on behalf of our collaborators in China, may depend on acceptance and approvals from the Human Genetic Resources Administration of China (“HGRAC”). We rely on our collaborators in China to navigate and comply with HGRAC requirements in connection with clinical trials for our product candidates in China, and there is no guarantee that such collaborators will be able to obtain the necessary HGRAC approvals or that the HGRAC will not otherwise interfere with our ability to obtain and use clinical data from such trials in a timely manner or in a way that facilitates our use of such data for regulatory submissions or other purposes.

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

We currently rely on and engage third-party manufacturers to provide all of the API and the final drug product formulation of all of our product candidates that are being used in our clinical trials and preclinical studies. If we were to need an alternate manufacturer, we would incur added costs and delays in identifying and qualifying any such replacement. In addition, we typically order raw materials, API and drug product and services on a purchase order basis and do not enter into long-term dedicated capacity or minimum supply arrangements with any commercial manufacturer. We may not be able to timely secure needed supply arrangements on satisfactory terms, or at all. Our failure to secure these arrangements as needed could have a material adverse effect on our ability to complete the development of our product candidates or, to commercialize them, if approved. We may be unable to conclude agreements for commercial supply with third-party manufacturers or may be unable to do so on acceptable terms. There may be difficulties in scaling up to commercial quantities and formulation of our product candidates, and the costs of manufacturing could be prohibitive. Commitments that we make to supply drug product to collaboration partners, such as under our license agreement with Tenacia (the “Tenacia License Agreement”), will also be sourced from our third-party manufacturers and our failure to do so within agreed specifications and timelines could result in contractual liabilities and harm to the collaborations.

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

Additionally, if any third-party manufacturer with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources, or to enter into an agreement with a different manufacturer. In either scenario, our clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change third-party manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA, EMA, MHRA or other comparable regulatory authorities. We may be unsuccessful in demonstrating the comparability of clinical supplies, which could require the conduct of additional clinical trials. The delays associated with the verification of a new third-party manufacturer could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a third-party manufacturer may possess technology related to the manufacture of our product candidate that such third party owns independently. This would increase our reliance on such third-party manufacturer or require us to obtain a license from such third-party manufacturer in order to have another third party manufacture our product candidates.

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

We may seek to establish additional collaborations and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

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

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a partnership or collaboration will depend upon, among other things, our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed partnerships or collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the potential differentiation of our product candidate from competing product candidates, design or results of clinical trials, the likelihood of approval by the FDA, EMA, MHRA, or other comparable regulatory authorities and the regulatory pathway for any such approval, the potential market for the product candidate, the costs and complexities of manufacturing and delivering the product to patients and the potential of competing products. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available for partnership or collaboration and whether such a partnership or collaboration could be more attractive than the one with us for our product candidate. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

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

For example, we will depend on Tenacia for the development and commercialization of RAP-219 in China. Under the terms of the Tenacia License Agreement, Tenacia is responsible for the development and commercialization of RAP-219 in China. Tenacia will participate in the conduct of certain clinical trials for RAP-219 in Greater China and, as a result, we will depend on Tenacia for the enrollment of patients and the conduct of such clinical trials for RAP-219 in Greater China. We do not control the individual efforts of Tenacia, and any failure by Tenacia to devote sufficient time and effort to the development of RAP-219, including enrolling patients and conducting clinical trials for RAP-219 in Greater China, or to meet their respective obligations to us, could adversely impact our ability to complete our planned clinical studies on our anticipated timelines. We depend on Tenacia to comply with all applicable local laws relative to the development and commercialization of RAP-219. If Tenacia violates, or is alleged to have violated, any laws or regulations during the performance of its obligations for us, it is possible that we could suffer financial and reputational harm or other negative outcomes, including possible legal consequences. In the case of any termination of the Tenacia License Agreement, we may be required to devote additional efforts and to incur additional costs associated with pursuing the development and commercialization of RAP-219 in China, which could result in delays to our RAP-219 clinical program. Alternatively, we may attempt to identify and transact with a new sublicensee, but there can be no assurance that we would be able to identify a suitable sublicensee or transact on terms that are favorable to us.

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

Additionally, under the Food and Drug Omnibus Reform Act (“FDORA”), sponsors of approved drugs and biologics must provide 6 months’ notice to the FDA of any changes in marketing status or for discontinuing or interrupting the supply of certain drugs, such as the withdrawal of a drug, and failure to do so could result in a letter citing such failure to comply and public posting of such letter and redacted company response which could damage the company’s reputation. The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Products may be promoted only for the approved indications and in accordance with the provisions of the approved label. The policies of the FDA, EMA, MHRA and other comparable regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. In addition, the U.S. Supreme Court’s July 2024 decision to overturn established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which the FDA’s regulations, policies and decisions may become subject to increasing legal challenges, delays and/or changes. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

While we may in the future seek designations for our product candidates with the FDA, EMA, MHRA and other comparable regulatory authorities that are intended to confer benefits such as a faster development process, an accelerated regulatory pathway or regulatory exclusivity, there can be no assurance that we will successfully obtain such designations. In addition, even if one or more of our product candidates are granted such designations, we may not be able to realize the intended benefits of such designations.

The FDA, EMA, MHRA and other comparable regulatory authorities offer certain designations for product candidates that are designed to encourage the research and development of product candidates that are intended to address conditions with significant unmet medical need. These designations may confer benefits such as additional interaction with regulatory authorities, a potentially accelerated regulatory pathway and priority review. However, there can be no assurance that we will successfully obtain such designations for our product candidates. In addition, while such designations could expedite the development or approval process, they generally do not change the standards for approval. Even if we obtain such designations for our product candidates, there can be no assurance that we will realize their intended benefits.

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

Where appropriate, we may secure approval from the FDA, EMA, MHRA or other comparable regulatory authorities through the use of expedited approval pathways, such as accelerated approval. If we are unable to obtain such approvals, we may be required to conduct additional preclinical studies or clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if we receive accelerated approval from the FDA, EMA, MHRA or other comparable regulatory authorities, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA, EMA, MHRA or such other regulatory authorities may seek to withdraw the accelerated approval.

Where possible, we plan to pursue accelerated development strategies in areas of high unmet need. We may seek an accelerated approval pathway for one or more of our therapeutic candidates from the FDA, EMA, MHRA or other comparable regulatory authorities. Under the accelerated approval provisions in the Federal Food, Drug, and Cosmetic Act, and the FDA’s implementing regulations, the FDA may grant accelerated approval to a therapeutic candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the therapeutic candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. Under FDORA, the FDA must specify the conditions for any post-approval trials by the date of accelerated approval and the agency has flexibility in setting forth such conditions, which may include enrollment targets, clinical trial protocol and milestones – including the target date of trial completion. Further, the FDA is permitted to require, as appropriate, that a post-approval confirmatory study or studies be underway prior to approval or within a specified time period after the date of approval for a product granted accelerated approval. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, if the sponsor fails to send status updates on such studies to the FDA every 180 days to be publicly posted by the agency, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. The FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress.

Prior to seeking accelerated approval, we would seek feedback from the FDA, EMA, MHRA or other comparable regulatory authorities and would otherwise evaluate our ability to seek and receive such accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA or BLA for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that after subsequent feedback from the FDA, EMA, MHRA or other comparable regulatory authorities, we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval, there can be no assurance that such application will be accepted or that any approval will be granted on a timely basis, or at all. The FDA, EMA, MHRA or other comparable regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type, including, for example, if other products are approved via the accelerated pathway and subsequently converted by FDA to full approval. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our therapeutic candidate would result in a longer time period to commercialization of such therapeutic candidate, could increase the cost of development of such therapeutic candidate and could harm our competitive position in the marketplace.

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

In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. In the United States, the principal decisions about reimbursement for new medicines are typically made by the U.S. Centers for Medicare & Medicaid Services (“CMS”). CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of product candidates, once approved. Patients are unlikely to use our product candidates, once approved, unless coverage is provided and reimbursement is adequate to cover a significant portion of their cost. There is significant uncertainty related to insurance coverage and reimbursement of newly approved products. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

We are exposed to the risk of employee fraud or other illegal activity by our current and any future employees, independent contractors, consultants, CMOs, and vendors. Misconduct by these parties could include intentional, reckless, and/or negligent conduct that fails to comply with FDA or other regulations, provide true, complete and accurate information to the FDA, EMA, MHRA and other comparable regulatory authorities, comply with manufacturing standards we may establish, comply with healthcare fraud and abuse laws and regulations, report financial information or data accurately, or disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the United States, our potential exposure under these laws will increase significantly, and our costs associated with compliance with these laws are likely to increase. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a material and adverse effect on our business, financial condition, results of operations, and prospects.

Off-label use or misuse of our product candidates may harm our reputation in the marketplace or result in injuries that lead to costly product liability suits.

If our product candidates are approved by the FDA, we may only promote or market our product candidates in a manner consistent with their FDA-approved labeling. We will train our marketing and sales force against promoting our product candidates for uses outside of the approved indications for use, known as “off-label uses.” We cannot, however, prevent a physician from using our product candidates off-label, when in the physician’s independent professional medical judgment he or she deems it appropriate. Furthermore, the use of our product candidates for indications other than those approved by the FDA may not effectively treat such conditions. Further, FDA’s Office of Prescription Drug Promotion (“OPDP”) actively scrutinizes promotional communications, including digital and social media; any materials that are false, misleading or promote unapproved uses can lead to enforcement actions and could necessitate corrective communications. Any such off-label use of our product candidates could harm our reputation in the marketplace among physicians and patients. There may also be increased risk of injury to patients if physicians attempt to use our product candidates for these uses for which they are not approved, which could lead to product liability suits that might require significant financial and management resources and that could harm our reputation. In the current administration, the FDA has increased its enforcement scrutiny over prescription drug advertising, particularly direct-to-consumer product promotion and advertising. If the FDA finds any of our future promotional communications or advertising to be violative, we may receive an untitled or warning letter, requests for corrective advertising, or fines, amongst other enforcement tools available to the FDA.

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

Without appropriation of sufficient funding for federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA to review and approve new products can be affected by a variety of factors, including staffing cuts, government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees and statutory, regulatory, leadership and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other federal agencies, including substantial leadership departures, personnel cuts and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved, which would harm our business. Changes and cuts in FDA staffing have been reported as resulting in delays in the FDA's responsiveness or in its ability to review product submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all.

There is substantial uncertainty as to whether and how the U.S. government will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we navigate development and approval of our product candidates. Additionally, the current administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates. Also, state governments may seek to address or react to changes at the federal level with changes to their regulatory frameworks in a manner that could impact our operations.

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

We are subject to export controls, economic sanctions, imports and customs, and anti-corruption laws and regulations of the United States and other jurisdictions. We can face civil penalties, criminal liability and other serious consequences for violations of these laws and regulations, which can harm our business.

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations and U.S. customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control and the U.S. Department of State. Export controls and trade sanctions laws and regulations may restrict or prohibit altogether the provision, sale, or supply of our products to certain governments, persons, entities, countries, and territories, including those that are the target of comprehensive sanctions or an embargo. We are also subject to anti-corruption and anti-bribery laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, and other state and national anti-bribery laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other partners from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other partners, even if we do not explicitly authorize or have actual knowledge of such activities. Any violation of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.

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

Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates collectively own a significant percentage of our outstanding common stock. As a result, these stockholders, if acting together, have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. In addition, certain of our principal stockholders, including Third Rock Ventures V, L.P., have designated certain members of our board of directors. The interests of these stockholders may not be the same as or may even conflict with the interests of our other stockholders. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

As of March 31, 2026, we had 47,807,453 shares of common stock outstanding. Shares of unvested restricted common stock will become available for sale immediately upon the vesting of such shares, as applicable. All shares of common stock sold in our IPO or otherwise outstanding as of our IPO are able to be sold in the public market. Shares issued upon the exercise of stock options pursuant to future awards that may be granted under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market stand-off and lock-up agreements, and Rule 144 and Rule 701 under the Securities Act of 1933, as amended (the “Securities Act”).

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

We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. For example, in September 2025, we completed an underwritten public offering of 11,057,692 shares of common stock at a public offering price of $26.00 per share, which included full exercise of the underwriters’ option to purchase additional shares. Additionally, as of March 31, 2026, 11,179,735 shares of our common stock were reserved for issuance upon exercise of outstanding stock options, vested restricted stock units and performance based stock units. We expect to grant equity awards to employees, directors and consultants under our stock incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.

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

We may not be able to continue to satisfy the listing requirements of The Nasdaq Stock Market.

We must meet certain financial and liquidity criteria to maintain our common stock’s listing on The Nasdaq Stock Market (“Nasdaq”). If we fail to meet any of Nasdaq’s listing standards, our common stock may be delisted. In addition, our board of directors may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock from Nasdaq may materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. The delisting of our common stock could significantly impair our ability to raise capital and the value of our stockholders’ investment.

Other General Risks

Unfavorable global economic conditions, political instability and geopolitical events could adversely affect our business, financial condition, stock price, and results of operations.

Our business could be adversely affected by unstable economic and political conditions within the United States and foreign jurisdictions, including as a result of an economic downturn and geopolitical events, such as changes in the U.S. federal policy that affect the geopolitical landscape. The global credit and financial markets have also generally experienced extreme volatility and disruptions (including as a result of actual or perceived changes in interest rates, inflation and macroeconomic uncertainties), which has included severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, high inflation, uncertainty about economic stability, global supply chain disruptions and increases in unemployment rates. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A severe or prolonged economic downturn could result in a variety of risks to our business, including a decrease in the demand for our drug candidates and in our ability to raise additional capital when needed on acceptable terms, if at all.

The financial markets and the global economy may also be adversely affected by the current or anticipated impact of political uncertainty, including military conflicts, such as the ongoing conflicts between Russia and Ukraine and Israel and Hamas, the recent U.S. and Israeli military action in Iran and effects thereof, terrorism, or other geopolitical events. Sanctions imposed by the U.S. and other countries in response to such conflicts, including the one in Ukraine, may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Additionally, recent changes in U.S. policy have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. For example, the implementation of tariffs by the U.S. government has led to increased trade disruptions and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries have implemented and may in the future implement additional retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. The National Defense Authorization Act for fiscal year 2026, signed into law on December 18, 2025, included a prohibition on contracting with certain biotechnology providers that may restrict the ability of U.S. biotechnology companies to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government. We continue to assess this law to determine whether it could have an effect on our contractual relationships. Although we have taken steps to mitigate the impact of tariffs and trade restrictions on our operations, any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our business, financial condition and results of operations. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

As a public company, we incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as rules subsequently adopted by the SEC and The Nasdaq Global Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements, including requiring establishment and maintenance of effective disclosure and financial reporting controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years after completion of a company’s IPO. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be reevaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We have begun the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act, which requires an annual management assessment of the effectiveness of our internal control over financial reporting. Any failure to implement required new or improved controls, or any difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

We are subject to the periodic reporting requirements of the Exchange Act. We must design our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. For example, our directors or executive officers could inadvertently fail to disclose a new relationship or arrangement causing us to fail to make a required related party transaction disclosure. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

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

U.S. federal, state, local and foreign tax laws, regulations and administrative guidance are subject to change as a result of the legislative process and review and interpretation by the U.S. Internal Revenue Service, the U.S. Treasury Department and other taxing authorities. For example, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law on July 4, 2025 and made significant changes to U.S. federal tax law. Changes to tax laws (which changes may have retroactive application), including with respect to net operating losses and research and development tax credits, could adversely affect us or holders of our common stock. For example, under Section 174 of the Code, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development performed outside the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow by deferring the timing of tax deductions and potentially increasing taxable income and cash taxes payable in periods in which we generate taxable income. The OBBBA provides that for taxable years beginning after December 31, 2024, expenses that are incurred for research and development performed in the U.S. may, at the taxpayer’s election, be immediately deducted or capitalized and amortized. In addition, the OBBBA provides that for taxable years beginning after December 31, 2021 and before January 1, 2025, certain eligible taxpayers generally may elect to retroactively deduct expenses for research and development performed in the U.S. in such taxable years by filing amended tax returns for such taxable years, and all other taxpayers that are not eligible to make such an election and that amortized expenses for research and development performed in the U.S. in such taxable years generally may elect to accelerate and deduct the remaining unamortized amounts of such research and development expenses (i) in the first taxable year beginning after December 31, 2024, or (ii) ratably over the two-taxable year period beginning with the first taxable year beginning after December 31, 2024. In recent years, many changes to tax laws have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities

None.

(b) Use of Proceeds from Initial Public Offering and Concurrent Private Placement

On June 6, 2024, our Registration Statement on Form S-1 (No. 333-279486) relating to our IPO was declared effective by the U.S. Securities and Exchange Commission. Concurrently with the IPO, we also completed a private placement in which we issued and sold an aggregate of 1,058,824 shares of our common stock at the IPO price. We intend to use the remaining proceeds from our IPO and concurrent private placement primarily to fund research and development and clinical development to support the advancement of current or future product candidates and the expansion of our research and development programs, and the remainder for working capital, capital expenditures and other general corporate purposes.

(c) Issuer Repurchases of Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) Not applicable.

(c) During the quarter ended March 31, 2026, the following directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted certain trading plans intended to satisfy the requirements of Rule 10b5-1(c):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Abraham Ceesay (Chief Executive Officer)	Adoption (March 27, 2026)	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Sale of the Company’s common stock pursuant to the terms of the plan	Approximately 12 months	162,000

No other directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the quarter ended March 31, 2026.

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

10.1*†+	Amendment to Statement of Work #2, by and between the Company and NeuroPace Inc., dated February 2, 2026.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

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

Rapport Therapeutics, Inc.

Date: May 7, 2026	By:	/s/ Abraham N. Ceesay
Abraham N. Ceesay, M.B.A.
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 7, 2026	By:	/s/ Troy Ignelzi
Troy Ignelzi
Chief Financial Officer
(Principal Financial and Accounting Officer)