Form 10-Q
period 2026-06-30
Rapport Therapeutics, Inc.
filed 2026-08-05
CIK 2012593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 3, 2026, the registrant had 47,978,286 shares of common stock, $0.001 par value per share, outstanding.

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

• the translation of endpoints in our current and planned clinical trials to planned and future registrational trials;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Rapport Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$63,612	$52,645
Accounts receivable	293	—
Short-term investments	372,465	437,894
Restricted cash	105	105
Prepaid expenses and other current assets	10,381	7,917
Total current assets	446,856	498,561
Property and equipment, net	2,337	2,976
Operating lease right of use asset, net	8,732	9,909
Other assets	1,057	985
Total assets	$458,982	$512,431
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,796	$4,190
Accrued expenses and other current liabilities	23,155	12,104
Operating lease liability	2,473	2,755
Total current liabilities	28,424	19,049
Operating lease liability, net of current portion	7,632	8,729
Total liabilities	36,056	27,778
Commitments and contingencies (Note 10)
Stockholders’ equity
Undesignated preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2026 and December 31, 2025, respectively; zero shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized at June 30, 2026 and December 31, 2025; 47,955,079 shares and 47,772,567 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	48	48
Additional paid-in capital	735,848	719,287
Accumulated other comprehensive income (loss)	(1,270)	546
Accumulated deficit	(311,700)	(235,228)
Total stockholders’ equity	422,926	484,653
Total liabilities and stockholders’ equity	$458,982	$512,431

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rapport Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended June 30,		For The Six Months Ended June 30,
	2026	2025	2026	2025
Collaboration revenue	$—	$—	$20,000	$—
Operating expenses
Research and development	51,414	22,680	84,130	42,252
Selling, general and administrative	9,392	6,816	20,891	14,352
Total operating expenses	60,806	29,496	105,021	56,604
Loss from operations	(60,806)	(29,496)	(85,021)	(56,604)
Other income:
Interest income	4,191	2,764	8,549	5,809
Total other income	4,191	2,764	8,549	5,809
Net loss	$(56,615)	$(26,732)	$(76,472)	$(50,795)
Net loss per share attributable to common stockholders, basic and diluted	$(1.19)	$(0.75)	$(1.61)	$(1.44)
Weighted-average common shares outstanding, basic and diluted	47,473,174	35,444,635	47,355,550	35,356,098
Comprehensive loss:
Net loss	$(56,615)	$(26,732)	$(76,472)	$(50,795)
Change in unrealized (losses) gains on investments, net of tax	(765)	19	(1,816)	446
Total other comprehensive income (loss)	(765)	19	(1,816)	446
Comprehensive loss	$(57,380)	$(26,713)	$(78,288)	$(50,349)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rapport Therapeutics, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total
	Shares	Amount	Capital	Income (Loss)	Deficit	Stockholders’ Equity
Balance at December 31, 2025	47,772,567	$48	$719,287	$546	$(235,228)	$484,653
Stock-based compensation expense	—	—	6,963	—	—	6,963
Issuance of common stock upon exercise of stock options	80,867	—	809	—	—	809
Vesting of restricted stock units	6,994	—	—	—	—	—
Repurchase of unvested restricted common stock	(52,975)	—	(5)	—	—	(5)
Net loss	—	—	—	—	(19,857)	(19,857)
Change in unrealized gain (loss) on investments, net of tax	—	—	—	(1,051)	—	(1,051)
Balance at March 31, 2026	47,807,453	$48	$727,054	$(505)	$(255,085)	$471,512
Stock-based compensation expense	—	—	7,202	—	—	7,202
Issuance of common stock upon exercise of stock options	147,626	—	1,592	—	—	1,592
Net loss	—	—	—	—	(56,615)	(56,615)
Change in unrealized gain (loss) on investments, net of tax	—	—	—	(765)	—	(765)
Balance at June 30, 2026	47,955,079	$48	$735,848	$(1,270)	$(311,700)	$422,926

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total
	Shares	Amount	Capital	Income (Loss)	Deficit	Stockholders’ Equity
Balance at December 31, 2024	36,580,202	$37	$429,657	$(522)	$(123,745)	$305,427
Stock-based compensation expense	—	—	4,040	—	—	4,040
Issuance of common stock upon exercise of stock options	3,240	—	6	—	—	6
Repurchase of unvested restricted common stock	(86,008)	—	(1)	—	—	(1)
Net loss	—	—	—	—	(24,063)	(24,063)
Change in unrealized gain (loss) on investments, net of tax	—	—	—	427	—	427
Balance at March 31, 2025	36,497,434	$37	$433,702	$(95)	$(147,808)	$285,836
Stock-based compensation expense	—	—	4,389	—	—	4,389
Issuance of common stock upon exercise of stock options	243	—	—	—	—	—
Net loss	—	—	—	—	(26,732)	(26,732)
Change in unrealized gain (loss) on investments, net of tax	—	—	—	19	—	19
Balance at June 30, 2025	36,497,677	$37	$438,091	$(76)	$(174,540)	$263,512

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rapport Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(76,472)	$(50,795)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	439	496
Non-cash loss on sale of property and equipment	152	-
Net (accretion) and amortization of investments in marketable securities	(19)	(528)
Non-cash lease expense	1,177	894
Stock-based compensation expense	14,165	8,429
Changes in operating assets and liabilities:
Accounts receivable	(293)	-
Prepaid expenses and other current assets	(2,344)	(5,144)
Other assets	346	(548)
Accounts payable	(1,374)	1,216
Accrued expenses and other current liabilities	11,086	784
Operating lease liabilities	(1,379)	(111)
Net cash used in operating activities	(54,516)	(45,307)
Cash flows from investing activities
Purchases of short-term investments	(70,044)	(56,093)
Sale of short-term investments	10,075	-
Maturities of short-term investments	123,481	100,033
Purchases of property and equipment	(164)	(313)
Proceeds from sales of equipment	193	-
Net cash provided by investing activities	63,541	43,627
Cash flows from financing activities
Payment of deferred offering costs	(454)	(63)
Proceeds from exercise of stock options	2,401	6
Repurchase of unvested restricted common stock	(5)	(1)
Net cash provided by (used in) financing activities	1,942	(58)
Net increase in cash, cash equivalents, and restricted cash	10,967	(1,738)
Cash, cash equivalents, and restricted cash at beginning of period	52,750	56,910
Cash, cash equivalents, and restricted cash at end of period	$63,717	$55,172
Supplemental disclosure for noncash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$10,499
Deferred offering costs included in accounts payable and accrued expenses at period end	$—	$262
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$63,612	$55,067
Restricted cash	$105	$105
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$63,717	$55,172

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

Liquidity

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since its inception, including net losses of $76.5 million and $50.8 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the Company had an accumulated deficit of $311.7 million. The Company had cash, cash equivalents and short-term investments, excluding restricted cash, of $436.1 million as of June 30, 2026.

In September 2025, the Company completed an underwritten follow-on public offering of its common stock which resulted in net proceeds of $269.4 million (the “September 2025 Offering”).

The Company expects to continue to generate operating losses for the foreseeable future. The Company expects that its cash, cash equivalents and short-term investments will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance of these condensed consolidated financial statements.

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

The condensed consolidated interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of June 30, 2026 and the results of operations for the three and six months ended June 30, 2026 and 2025. The condensed consolidated balance sheet as of December 31, 2025 was derived from audited annual financial statements but does not include all disclosures required by GAAP. The results of operations for the interim periods are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period.

2. Summary of Significant Accounting Policies

There have been no significant changes from the significant accounting policies and estimates disclosed in Note 2 of the “Notes to Consolidated Financial Statements” in the audited consolidated financial statements for the year ended December 31, 2025 and notes thereto, included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 10, 2026 except as detailed below regarding accounting for collaboration arrangements and revenue recognition.

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

Concentrations of Credit Risk and of Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. The Company maintains its cash and cash equivalents at high-quality and accredited financial institutions in amounts that could exceed federally insured limits. Cash equivalents are invested in money market funds. However, the Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The Company’s short-term investments consist of U.S. Treasury bills, government securities, and government agency securities and as a result, the Company believes represent minimal credit risk.

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

Restricted Cash

Restricted cash as of June 30, 2026 and December 31, 2025 was restricted as cash collateral for the Company’s business credit card program.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments, with original maturities of three months or less, to be cash equivalents. As of June 30, 2026 and December 31, 2025, cash equivalents include $49.3 million and $47.9 million held in money market funds, respectively.

Short-Term Investments

The Company’s short-term investments consist of investments in debt securities, including U.S. Treasury bills, government securities, and government agency securities with remaining maturities beyond three months at the date of purchase that are available to be converted into cash to fund its current operations. As of June 30, 2026 and December 31, 2025, all of the Company’s debt securities were classified as available-for-sale and were carried at fair market value (see Note 3). The unrealized gains and losses on the Company’s available-for-sale debt securities are recorded in other comprehensive income (loss) in the condensed consolidated statements of operations and comprehensive loss. Realized gains and losses are included in other income in the consolidated statements of operations and comprehensive loss and are determined using the specific identification method with transactions recorded on a trade date basis.

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

If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the investment security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any unrealized loss that has not been recorded through an allowance for credit loss is recognized in other comprehensive income (loss). As of June 30, 2026 and December 31, 2025, there was no allowance for credit losses recorded on the Company’s condensed consolidated balance sheet.

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

As of June 30, 2026 and December 31, 2025, the Company recorded deferred offering costs of $0.4 million and $35 thousand, respectively, on its condensed consolidated balance sheet.

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

Revenue Recognition

Revenue recognized to-date has been generated exclusively from the Company’s license arrangement with Tenacia Biotechnology (Hong Kong) Co., Ltd. (“Tenacia”) pursuant to which it licensed the rights to certain named compounds for exploitation in specified territories (the “Tenacia License Agreement”). Through June 30, 2026, the Company has no products approved for commercial use and has not generated any revenue from product sales. Accordingly, the Company’s revenue has been presented as collaboration revenue within the accompanying condensed consolidated statement of operations and comprehensive loss.

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

The Company receives payments from its licensee based on billing schedules established in the contract. Upfront payments are recorded as contract liabilities within deferred revenue until the Company performs its obligations under the associated agreement. No portion of any upfront payments remains deferred as of June 30, 2026. Amounts payable to the Company are recorded as accounts receivable when the Company’s right to the consideration is unconditional.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. As per the statements of operations and comprehensive loss for the three and six months ended June 30, 2026, comprehensive loss includes unrealized loss on short-term investments. For the three and six months ended June 30, 2025, comprehensive loss was partially offset by unrealized gains on short-term investments.

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

3. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

	Fair Value Measurements at
	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$49,251	$—	$—	$49,251
Short-term investments:
U.S. Treasury bills	—	9,697	—	9,697
Government securities	—	256,559	—	256,559
Government agency securities	—	106,209	—	106,209
	$49,251	$372,465	$—	$421,716

	Fair Value Measurements at
	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$47,947	$—	$—	$47,947
Short-term investments:
U.S. Treasury bills	—	79,359	—	79,359
Government securities	—	248,398	—	248,398
Government agency securities	—	110,137	—	110,137
	$47,947	$437,894	$—	$485,841

Money market funds are highly liquid and actively traded marketable securities that generally transact at a stable $1.00 net asset value representing its estimated fair value. There were no transfers between Level 1, Level 2 and Level 3 during the periods presented.

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

The underlying securities held in the money market funds held by the Company are all government backed securities.

Short-term investments consisted of the following (in thousands):

	June 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments:
U.S. Treasury bills	$9,715	$—	$(18)	$9,697
Government securities	257,333	—	(774)	256,559
Government agency securities	106,687	—	(478)	106,209
	$373,735	$—	$(1,270)	$372,465

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments:
U.S. Treasury bills	$79,334	$25	$—	$79,359
Government securities	247,968	430	—	248,398
Government agency securities	110,046	91	—	110,137
	$437,348	$546	$—	$437,894

The contractual maturities of the Company’s short-term investments in available-for-sale debt securities held were as follows (in thousands):

	June 30,	December 31,
	2026	2025
Due within one year	$232,528	$243,613
Due between one and two years	139,937	194,281
	$372,465	$437,894

As of June 30, 2026, all investments in an unrealized loss position were in this position for less than 12 months. The Company evaluated its securities for potential other-than-temporary impairment and considered the decline in market value to be primarily attributable to current economic and market conditions. Additionally, the Company does not intend to sell the securities in an unrealized loss position and does not expect it will be required to sell the securities before recovery of the unamortized cost basis. Given the Company’s intent and ability to hold such securities until recovery, and the lack of a significant change in credit risk for these investments, the Company does not consider these investments to be impaired as of June 30, 2026. The Company did not recognize any credit losses during the three and six months ended June 30, 2026.

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Lab equipment	$4,054	$4,419
Furniture and Fixtures	35	34
Computer equipment	93	92
Leasehold improvements	295	295
Construction in process	—	118
Total property and equipment	4,477	4,958
Less: Accumulated depreciation	(2,140)	(1,982)
	$2,337	$2,976

Depreciation expense of property and equipment for the six months ended June 30, 2026 and 2025 was $0.4 million and $0.5 million, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Research and development	$17,201	$3,749
Professional fees	1,488	1,229
Employee related	4,245	7,120
Accrued other	221	6
	$23,155	$12,104

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

As of June 30, 2026, the Company had reserved 11,032,109 shares of common stock, of which 2,321,377 shares were reserved for issuance under the 2022 Plan, 8,020,687 shares under the 2024 Stock Option and Grant Plan (the “2024 Plan”) and 690,045 shares under the 2024 Employee Stock Purchase Plan (the “2024 ESPP”) (see Note 8).

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

2024 Plan

In May 2024, the Company’s board of directors adopted, and its stockholders approved, the 2024 Plan, which became effective in June 2024. The 2024 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors, and consultants. The 2024 plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. In addition, the number of shares reserved and available for issuance under the 2024 Plan will automatically increase on each January 1, by five percent of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the compensation committee. On January 1, 2026, the annual increase resulted in an additional 2,388,628 shares being added to the 2024 Plan. As of June 30, 2026, there have been 131,455 stock-based awards cancelled under the 2022 Plan from which the underlying shares were added to the shares reserved under the 2024 Plan. As of June 30, 2026, the Company had 2,246,865 shares remaining available for future grants.

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

2024 ESPP

In May 2024, the Company’s board of directors adopted, and its stockholders approved, the 2024 ESPP, which became effective in June 2024. The 2024 ESPP initially reserved and authorized the issuance of up to a total of 324,243 shares of the Company’s common stock to participating employees. The 2024 ESPP provides that the number of shares reserved and available for issuance will automatically increase on each January 1 thereafter through January 1, 2034, by the lesser of (i) 648,486 shares of common stock, (ii) one percent of the outstanding number of shares of common stock on the immediately preceding December 31, or (iii) such lesser number of shares of common stock as determined by the administrator of the 2024 ESPP. On January 1, 2026, the administrator determined that no additional shares would be reserved and authorized pursuant to the 2024 ESPP. The number of shares reserved under the 2024 ESPP is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. As of June 30, 2026, the Company had 690,045 shares reserved for the 2024 ESPP.

No shares were issued during the six months ended June 30, 2026 relating to the 2024 ESPP.

Stock Options

The Company has granted stock options with service-based vesting conditions. Stock options generally vest over four years and have a maximum term of ten years. The Company typically grants stock options to employees and non-employees at exercise prices deemed by the Board to be equal to the fair value of the common stock at the time of grant. The following table summarizes the Company’s stock option activity for the six months ended June 30, 2026:

	Number of Shares	Weighted- Average Exercise Price per share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2025	6,287,477	$12.23	8.62	$113,839
Granted	2,160,087	28.44
Exercised	(228,493)	10.51
Forfeited	(188,615)	21.43
Options outstanding at June 30, 2026	8,030,456	$16.43	8.49	$202,713
Options vested and exercisable at June 30, 2026	2,948,010	11.78	8.02	88,118
Options vested and expected to vest at June 30, 2026	8,030,456	$16.43	8.49	$202,713

The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2026 and 2025 was $20.06 and $10.92 per share, respectively. As of June 30, 2026, there was $70.0 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a remaining weighted average period of 2.6 years.

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

The following table summarizes the Company’s service-based RSA grant activity for the six months ended June 30, 2026:

	RSAs	Weighted- Average Grant Date Fair Value
Unvested shares at December 31, 2025	411,833	$3.94
Granted	—	—
Vested	(170,131)	3.86
Forfeited	(28,846)	2.92
Unvested shares at June 30, 2026	212,856	$4.13

The aggregate intrinsic fair value of service-based RSAs that vested during the six months ended June 30, 2026 and 2025, was $5.5 million and $3.2 million, respectively. As of June 30, 2026, there was $0.8 million of total unrecognized compensation cost related to unvested service-based RSAs, which is expected to be recognized over a remaining weighted average period of 0.8 years.

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

The following table summarizes the Company’s performance-based RSA grant activity for the six months ended June 30, 2026:

	RSAs	Weighted- Average Grant Date Fair Value
Unvested shares at December 31, 2025	212,977	$3.72
Granted	—	—
Vested	(83,933)	3.79
Forfeited	(24,129)	2.92
Unvested shares at June 30, 2026	104,915	$3.85

The aggregate intrinsic fair value of performance-based RSAs that vested during the six months ended June 30, 2026 and 2025 was $2.7 million and $1.1 million, respectively. As of June 30, 2026, there was $37 thousand of total unrecognized compensation cost related to unvested performance-based restricted common stock, which is expected to be recognized over a remaining weighted average period of 0.4 years.

Restricted Stock Units (“RSUs”)

Each RSU represents a right to receive one share of the Company’s Common Stock when it becomes vested. The RSUs vest in two equal tranches over a two year period starting on the grant date subject to the satisfaction of a service relationship with the Company.

The following table summarizes restricted stock unit activity for the six months ended June 30, 2026 and provides information for unvested shares as of June 30, 2026.

	RSUs	Weighted- Average Grant Date Fair Value
Unvested shares at December 31, 2025	13,987	$7.15
Granted	10,000	31.67
Vested	(6,994)	7.15
Forfeited	—	—
Unvested shares at June 30, 2026	16,993	$21.58

As of June 30, 2026, there was $0.3 million of total unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a remaining weighted average period of 1.2 years.

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

During the three and six months ended June 30, 2026, the Company did not recognize any additional compensation expense for the PSUs, as no additional performance conditions were considered probable of being met.

There were no PSUs granted in the six months ended June 30, 2026 and 2025. As of both June 30, 2026 and December 31, 2025, the unrecognized compensation expenses associated with the PSUs were $1.0 million, with 47,750 shares unvested as of June 30, 2026.

Stock-Based Compensation

The Company recorded stock-based compensation expense for stock options of $6.8 million and $3.8 million in the three months ended June 30, 2026 and 2025, respectively, and $13.4 million and $7.2 million in the six months ended June 30, 2026 and 2025, respectively. The Company recorded stock-based compensation expense for RSAs of $0.4 million and $0.5 million in the three months ended June 30, 2026 and 2025, respectively, and $0.7 million and $1.2 million in the six months ended June 30, 2026 and 2025, respectively.

The following table below summarizes the classification of the Company’s stock-based compensation expense related to stock options and RSAs in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Selling, general and administrative	$4,302	$2,780	$8,471	$5,499
Research and development	2,900	1,609	5,694	2,930
	$7,202	$4,389	$14,165	$8,429

9. Leases

Operating Lease

In June 2023, the Company entered into a lease in Boston, Massachusetts commencing August 31, 2023 with an initial term of 40 months. The monthly lease payments are $66 thousand for the first 12 months, with 2% escalation each year. In conjunction with the lease, the Company paid a security deposit of $0.1 million that is recorded on the Company’s condensed consolidated balance sheet in prepaid expenses and other current assets as of June 30, 2026.

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

In November 2024, the Company entered into a sublease for a new corporate headquarters space in Boston, Massachusetts for 15,275 square feet of office space. The lease commenced June 1, 2025 with a lease term of 6.5 years with no option to extend for an additional term. The lease provides for annual base rent for the premise of approximately $0.8 million for the first year of the lease. Thereafter, the annual base rent will increase at an adjustment of 2.0% each year until the end of the term. The Company is also obligated to pay the landlord certain fees, taxes, and operating expenses, subject to certain exclusions. In conjunction with the lease commencement, the Company paid a security deposit of $0.4 million that is recorded on the Company’s condensed consolidated balance sheet in other assets as of June 30, 2026.

10. Commitments and Contingencies

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scopes and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with the board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2026 and December 31, 2025.

Legal Proceedings

From time to time, the Company may become involved in legal proceedings or other litigation relating to claims arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and estimated exposure amount. Legal fees and other costs associated with such proceedings are expensed as incurred. As of June 30, 2026 and December 31, 2025, the Company was not a party to any material legal proceedings or claims.

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

Concurrently with the execution of the NeuroPace Agreement, the parties also entered into an initial statement of work, as amended in March 2024, and a second statement of work, as amended in February 2026, (collectively, the “NeuroPace SOWs”) under the NeuroPace Agreement, pursuant to which NeuroPace agreed to provide services related to the RAP-219 Phase 2a clinical trial and open-label long term safety trial in RAP-219 for FOS, including, among other things, clinical trial readiness support, identification of potential patients satisfying the enrollment criteria and RNS system data reporting and data analysis. Pursuant to the payment schedule set out in the NeuroPace SOWs, the Company will pay NeuroPace an aggregate of up to $5.8 million over a period of approximately four years in connection with NeuroPace’s provision of services and achievement of certain patient enrollment and deliverable milestones. As of June 30, 2026, the Company had incurred cumulative expenses of $4.7 million on both NeuroPace SOWs.

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

Pursuant to the terms of the Tenacia License Agreement, Tenacia is responsible for conducting all development and commercialization activities with respect to the Tenacia Territory, with the exception of the associated manufacturing. The Tenacia License Agreement requires Tenacia to participate in the Company’s planned global clinical trials for RAP-219 and products containing RAP-219 for the FOS and bipolar mania indications, including long-acting injectable formulations, by conducting the part of the global clinical trials in the Tenacia Territory. Tenacia will cover development costs for the Territory and share the corresponding global trial costs at the percentage specified in the Agreement. In connection with the Tenacia License Agreement, the Company entered into a clinical supply agreement with Tenacia in June 2026. Pursuant to that supply agreement, the Company will provide manufacturing and supply for clinical and commercial purposes at agreed upon pricing until such time when Tenacia takes over manufacturing responsibilities.

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

The Company’s obligations under the Tenacia License Agreement comprise a single promise related to the exclusive license that was granted to Tenacia to use certain intellectual property in the development and commercialization of RAP-219 and products containing RAP-219, including manufacturing rights. Accordingly, the Company determined that the Tenacia License Agreement has only one performance obligation consisting of the sole promise in the contract. As it relates to Tenacia’s option to purchase clinical and commercial supply from the Company, the Tenacia License Agreement does not obligate Tenacia to purchase any minimum amount or quantities. As such, the Company concluded that the provision of manufacturing activities related to clinical and commercial supply represents customer options. Such options do not give rise to any performance obligations because the applicable terms, including the anticipated pricing, do not incorporate a material right. Instead, the options were determined to be marketing offers as their pricing is indicative of the standalone selling prices of the underlying goods and/or services. Therefore, the manufacturing activities were excluded as a performance obligation at the outset of the Tenacia License Agreement. Any purchases will be accounted for as a separate arrangement. The Company entered into a clinical supply agreement with Tenacia in June 2026. The Company will recognize revenue under the clinical supply agreement upon transfer of control to Tenacia. No other customer options had been exercised as of June 30, 2026.

The Company’s license arrangement with Tenacia provides for the payment of the following: (i) Non-refundable upfront fee, (ii) First commercial sale milestones, (iii) Sales-based milestones and (iv) Royalties on net sales of licensed products. The Company measured the transaction price solely in reference to the $20.0 million upfront payment. None of the variable consideration payable under the arrangement is included in the transaction price. All potential milestone and royalty payments are subject to the royalty recognition constraint whereby such amounts will be recognized as revenue upon the later of: (i) When the related sales occur or (ii) When the performance obligation to which some or all of the payment has been allocated has been satisfied (or partially satisfied) because the exclusive license is deemed to be the sole or predominant item to which the payments relate. Because the payments wholly relate to the exclusive license which was conveyed at inception of the arrangement, the Company will recognize revenue associated with the milestones and royalties from the sales of licensed products when the respective triggering event or related sales occur, as applicable. Through June 30, 2026, no milestones have been achieved and no royalties have been earned.

The Company allocated the transaction price of $20.0 million to the sole identified performance obligation in its entirety. Amounts allocated to the performance obligation comprised entirely of the exclusive license promise are recognized as revenue at a point in time since the underlying license represents functional intellectual property. Control of the license which granted the right to use the Company’s intellectual property was transferred to Tenacia simultaneously with contract effectiveness on March 6, 2026 consistent with when the intellectual property was made available for Tenacia’s use and benefit. As a result, the Company has recognized $20.0 million of collaboration revenue during the six months ended June 30, 2026 upon satisfaction of the associated performance obligation.

Conversely, the global development activities under the Tenacia License Agreement do not represent a transaction with a customer. Accordingly, payments received by the Company resulting from reimbursements for Tenacia’s share of development costs will be accounted for as a reduction to the associated expense in the period the costs are incurred in the condensed consolidated statement of operations and comprehensive loss. As of June 30, 2026, the Company recorded $0.3 million in accounts receivable on the condensed consolidated balance sheet for reimbursable costs incurred under the Tenacia License Agreement. During the three and six months ended June 30, 2026, the Company recognized $0.2 million and $0.3 million, respectively, as a reduction of research and development expense.

As of June 30, 2026, the Company did not have any deferred revenue related to the Tenacia License Agreement. The Company incurred approximately $2.0 million of incremental costs for financial advisory fees to obtain the arrangement with Tenacia. Such amount was expensed in full during the six months ended June 30, 2026 consistent with the timing of the transfer of associated performance obligation. Amount is classified as selling, general and administrative expense in the accompanying condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2026. No contract assets related to costs to obtain a contract with a customer or costs to fulfill a contract with a customer are capitalized at June 30, 2026.

12. Segment

The Company is currently developing medicines for patients with neurological or psychiatric disorders in the United States. The Company does not have any revenue generating products, and revenue will not be generated from any other current or future product candidates until regulatory approval is obtained and products are commercialized.

For three and six months ended June 30, 2026 and 2025, the Company had identified one operating and reportable segment. The Company defines its operating segments based on internally reported financial information that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) to analyze financial performance, make decisions, and allocate resources. The Company’s Chief Executive Officer is the CODM.

The CODM reviews the segment’s profit or loss based on net (loss) income reported on the condensed consolidated statement of operations and comprehensive (loss) income and considers forecast-to-actuals variances on a quarterly basis for expenses that are deemed significant. Further, the CODM reviews the segment’s assets based on total assets reported on the condensed consolidated balance sheet. In addition, the CODM is regularly provided information on total cash, which is inclusive of cash, cash equivalents and short-term investments, as a measure of segment assets. As of June 30, 2026, the Company’s cash, cash equivalents and short-term investments excluding restricted cash, were $436.1 million. All long-lived assets are held in the United States.

The Company’s CODM views specific categories within research and development expenses and selling, general and administrative expenses as significant given the direct correlation between cash burn and profitability as a pre-revenue company. The following table reconciles reported revenues to net (loss) income under the significant expense principle for the three and six months ended June 30, 2026 and 2025 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Collaboration Revenue	$—	$—	$20,000	$—
Research and Development Expenses:
RAP-219 program external expenses	34,088	9,685	49,909	17,648
Preclinical programs external expenses	4,870	4,722	9,159	7,968
R&D personnel-related costs (including stock-based compensation)	10,637	6,666	21,277	13,452
Other costs	1,819	1,607	3,785	3,184
Selling, General and Administrative Expenses:
G&A personnel-related costs (including stock-based compensation)	7,085	5,045	14,068	10,004
Professional and consulting costs	1,463	920	5,135	2,584
Facility related and other	844	851	1,688	1,764
Loss from operations	$(60,806)	$(29,496)	$(85,021)	$(56,604)
Interest income	4,191	2,764	8,549	5,809
Net loss	$(56,615)	$(26,732)	$(76,472)	$(50,795)

Accordingly, the Company consists of a single operating and reportable segment and the condensed consolidated financial statements and notes thereto are presented as a single reportable segment.

13. Net Loss per Share

Basic and diluted net loss per common share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders	$(56,615)	$(26,732)	$(76,472)	$(50,795)
Denominator:
Weighted average common shares outstanding, basic and diluted	47,473,174	35,444,635	47,355,550	35,356,098
Net loss per share attributable to common stockholders, basic and diluted	$(1.19)	$(0.75)	$(1.61)	$(1.44)

For purposes of this calculation, the Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share available to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of June 30,
	2026	2025
Options to purchase common stock	8,030,456	6,118,379
Unvested performance-based restricted stock units	47,750	95,500
Unvested restricted stock units	16,993	13,987
Unvested restricted common stock—service based	212,856	670,440
Unvested restricted common stock—performance based	104,915	304,253

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

In late 2025, we initiated an open-label long term safety trial to allow patients enrolled in our Phase 2a proof-of-concept trial in drug-resistant FOS to resume taking RAP-219. Data from the open-label trial is expected in the fourth quarter of 2026. In December 2025, we received U.S. Food and Drug Administration (“FDA”) feedback from an end-of-Phase 2 meeting supporting advancement into two Phase 3 trials of RAP-219 in patients with drug-resistant FOS. We initiated the Phase 3 program in the second quarter of 2026.

We are also expanding our epilepsy portfolio into PGTCS, the most common type of generalized seizure and an important next step in addressing unmet need in patients with seizure disorders. With proof-of-concept established in FOS, we plan to initiate a Phase 3 trial in PGTCS in the first half of 2027.

We believe RAP-219 also has therapeutic potential in bipolar disorder. Our Phase 2 proof-of-concept trial in bipolar mania is progressing well and topline results are expected in October 2026. Additionally, we have modified the trial's statistical analysis plan and increased target enrollment, enabling the trial to potentially be considered as confirmatory evidence of effectiveness. Following completion of the Phase 2 trial, and subject to the results, we plan to engage with the FDA in an end-of-Phase 2 meeting to align on the design of a potential Phase 3 program to support a New Drug Application for the treatment of bipolar mania.

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

We also have two advanced discovery-stage nicotinic acetylcholine receptor (“nAChR”) programs stemming from our RAP technology platform. nAChRs have been clinically validated in patient-reported neuropathic pain and our first advanced discovery-stage nAChR program comprises agonists of the α6ß4 nAChR. α6ß4 nAChRs are selectively expressed in sensory neurons, and the α6 subunit has human genetic validation in chronic pain. We have initiated IND-enabling activities for our α6ß4 nAChR agonist development candidate, RAP-641, directed at a genetically validated precision target that we are pursuing as a potential novel non-opiate, non-CNS approach for chronic pain and migraine. The second advanced discovery-stage nAChR program comprises modulators of the α9α10 nAChR. Third-party preclinical genetic data suggest that this nAChR could be an attractive target in treating hearing and vestibular disorders. We continue to leverage our RAP technology platform to discover additional product candidates that we believe have the potential to provide transformative benefits for large patient populations with neurological or psychiatric diseases.

We have incurred significant operating losses in each year since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of any product candidates we may develop. Our net losses were $56.6 million and $26.7 million for the three months ended June 30, 2026 and 2025, respectively, and $76.5 million and $50.8 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $311.7 million. We expect our expenses and operating losses will increase substantially as we:

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
•
establish and maintain collaborations;
•
ultimately establish a sales, marketing and distribution infrastructure to commercialize any therapies for which we may obtain regulatory approval; and
•
continue to incur costs associated with being a public company, including audit, legal, regulatory, and tax-related services associated with maintaining compliance with an exchange listing and Securities Exchange Commission (“SEC”) requirements, director and officer insurance premiums and investor relations costs.

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

We believe that our existing cash, cash equivalents, and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2029. See the sections titled “—Liquidity and Capital Resources” and “Risk Factors—Risks Related to Our Limited Operating History, Financial Condition and Need for Additional Capital” included elsewhere in this Quarterly Report.

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

Concurrently with the execution of the NeuroPace Agreement, the parties also entered into an initial statement of work, as amended in March 2024, and a second statement of work, as amended in February 2026 (collectively, the “NeuroPace SOWs”), under the NeuroPace Agreement, pursuant to which NeuroPace agreed to provide services related to our RAP-219 Phase 2a clinical trial and open-label long term safety trial in RAP-219 for FOS, including, among other things, clinical trial readiness support, identification of potential patients satisfying the enrollment criteria and RNS system data reporting and data analysis. Pursuant to the payment schedule set out in the NeuroPace SOWs, we will pay NeuroPace an aggregate of up to $5.8 million over a period of approximately four years in connection with NeuroPace’s provision of services and achievement of certain patient enrollment and deliverable milestones. As of June 30, 2026, we have incurred cumulative expenses of $4.7 million on both NeuroPace SOWs.

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

Components of Results of Operations

Revenue

We have not generated any revenue from the sale of products since inception and do not expect to generate any revenue from the sale of products for several years, if ever. As discussed above and in Note 11 - License and Collaboration Agreement to our condensed consolidated financial statements, we entered into the Tenacia License Agreement in March 2026. We recognized $20.0 million of collaboration revenue from the Tenacia License Agreement during the six months ended June 30, 2026.

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

Our primary focus since inception has been the development of RAP-219. Our research and development costs consist primarily of personnel-related costs and external costs, such as fees paid to Contract Manufacturing Organizations (“CMOs”), Contract Research Organizations (“CROs”) and consultants in connection with our non-clinical studies, preclinical studies and clinical trials. We expense all research and development costs in the periods in which they are incurred. Because we are working on multiple research and development programs at one time, we track many of our external expenses on a program-by-program basis. We do not allocate personnel-related costs or other indirect costs to specific product development programs because these costs are deployed across multiple programs and, as such, are not separately classified.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel-related costs, including salaries, bonuses, benefits, and stock-based compensation charges for those individuals in executive, finance, human resources, facility operations, and other administrative functions. Other costs include legal fees relating to intellectual property and corporate matters, professional fees for auditing, accounting, tax and consulting services, office and information technology costs, insurance costs, and facilities, depreciation and other selling, general and administrative expenses, which include direct or allocated expenses for rent and maintenance of facilities and utilities.

We anticipate that our selling, general and administrative expenses will increase for the foreseeable future to support development of product candidates and our continued research activities. These increases will likely include additional costs related to the hiring of additional personnel and fees paid to outside consultants, among other expenses. We also anticipate increased expenses related to audit, accounting, legal, regulatory, and tax-related services associated with maintaining compliance with The Nasdaq Global Market (“Nasdaq”) and SEC requirements, director and officer insurance premiums, and investor relations costs associated with operating as a public company.

Other Income

Interest Income

Interest income consists of interest earned from our cash, cash equivalents and short-term and long term investments.

Income Taxes

For the three and six months ended June 30, 2026 and 2025, we recorded no income tax provision. As of June 30, 2026 and December 31, 2025, we recorded a full valuation allowance of our net deferred tax assets, as we believed it was more likely than not we would not be able to utilize our deferred tax assets prior to their expiration.

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

Results of Operations

Comparison of the three months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,
	2026	2025	Change
	(in thousands)
Operating expenses
Research and development	$51,414	$22,680	$28,734
Selling, general and administrative	9,392	6,816	2,576
Total operating expenses	60,806	29,496	31,310
Loss from operations	(60,806)	(29,496)	(31,310)
Other income:
Interest income	4,191	2,764	1,427
Total other income	4,191	2,764	1,427
Net loss	$(56,615)	$(26,732)	$(29,883)

Operating Expenses

Research and Development Expenses

	For the Three Months Ended June 30,
	2026	2025	Change
	(in thousands)
Direct external program expenses:
RAP-219 program	$34,088	$9,685	$24,403
Preclinical programs	4,870	4,722	148
Internal and unallocated expenses:
Personnel-related costs (including stock-based compensation)	10,637	6,666	3,971
Other costs	1,819	1,607	212
Total research and development expenses	$51,414	$22,680	$28,734

Research and development expenses were $51.4 million for the three months ended June 30, 2026, as compared to $22.7 million for the three months ended June 30, 2025. The increase of $28.7 million consisted of the following:

•
a $24.4 million increase in RAP-219 program costs, which consisted primarily of an increase of $22.3 million in clinical trial costs primarily driven by start-up costs for our Phase 3 trials in drug-resistant FOS, costs for our open-label long term safety trial for RAP-219 in FOS, costs for our Phase 2 proof-of-concept trial in bipolar mania, IND-enabling costs for our LAI program, a $1.7 million increase in contract manufacturing costs related to the production of clinical supply, a $0.3 million increase in RAP-219 consulting costs, and a $0.2 million increase in preclinical toxicology studies related to long-term toxicology work;
•
a $4.0 million increase in personnel-related costs due to an increase in headcount, which consisted primarily of salaries, bonuses, and other compensation-related costs of $2.7 million and stock-based compensation of $1.3 million;
•
a $0.2 million increase in other costs, consisting of research and development facility costs and information technology costs related to increased headcount and continued expansion of our Boston and San Diego sites; and
•
a $0.1 million increase in preclinical program costs, which consisted primarily of a $0.3 million increase in toxicology and animal studies related to our discovery programs, offset by a $0.2 million decrease in laboratory supplies.

Selling, General and Administrative Expenses

	For the Three Months Ended June 30,
	2026	2025	Change
	(in thousands)
Personnel-related (including stock-based compensation)	$7,085	$5,045	$2,040
Professional and consulting costs	1,463	920	543
Facility related and other	844	851	(7)
Total selling, general and administrative expense	$9,392	$6,816	$2,576

Selling, general and administrative expenses were $9.4 million for the three months ended June 30, 2026, as compared to $6.8 million for the three months ended June 30, 2025. The increase of $2.6 million consisted of the following:

•
a $2.0 million increase in workforce expense due to an increase in headcount, consisting primarily of salaries, bonuses, and other compensation-related costs of $0.5 million and stock-based compensation of $1.5 million; and
•
a $0.5 million increase in professional and consulting costs primarily associated with increases of $0.3 million in consulting costs and $0.2 million in legal costs.

Other Income

	For the Three Months Ended June 30,
	2026	2025	Change
	(in thousands)
Other income:
Interest income	$4,191	$2,764	$1,427
Total other income	$4,191	$2,764	$1,427

Other income was $4.2 million for the three months ended June 30, 2026, as compared to $2.8 million for the three months ended June 30, 2025. The $1.4 million increase was driven by increased interest income due to the increased cash, cash equivalent and short-term investments balances for most of the three months ended June 30, 2026 due to proceeds from the September 2025 Offering.

Income Taxes

For each of the three months ended June 30, 2026 and 2025, we recorded an income tax provision of zero.

Comparison of the six months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025:

	For the six months ended June 30,
	2026	2025	Change
	(in thousands)
Collaboration Revenue	$20,000	$—	$20,000
Operating expenses
Research and development	84,130	42,252	41,878
Selling, general and administrative	20,891	14,352	6,539
Total operating expenses	105,021	56,604	48,417
Loss from operations	(85,021)	(56,604)	(28,417)
Other income:
Interest income	8,549	5,809	2,740
Total other income	8,549	5,809	2,740
Net loss	$(76,472)	$(50,795)	$(25,677)

Collaboration Revenue

Collaboration revenue was $20.0 million for the six months ended June 30, 2026 as a result of revenue recognized related to the non-refundable upfront fee received pursuant to the Tenacia License Agreement. Through June 30, 2026, no milestones have been achieved and no royalties have been earned.

Operating Expenses

Research and Development Expenses

	For the six months ended June 30,
	2026	2025	Change
	(in thousands)
Direct external program expenses:
RAP-219 program	$49,909	$17,648	$32,261
Preclinical programs	9,159	7,968	1,191
Internal and unallocated expenses:
Personnel-related costs (including stock-based compensation)	21,277	13,452	7,825
Other costs	3,785	3,184	601
Total research and development expenses	$84,130	$42,252	$41,878

Research and development expenses were $84.1 million for the six months ended June 30, 2026, as compared to $42.3 million for the six months ended June 30, 2025. The increase of $41.9 million consisted of the following:

•
a $32.3 million increase in RAP-219 program costs, which consisted primarily of an increase of $29.1 million in clinical trial costs primarily driven by start-up costs for our Phase 3 trials in drug-resistant FOS, costs for our open-label long term safety trial for RAP-219 in FOS, costs for our Phase 2 proof-of-concept trial in bipolar mania, costs for IND-enabling activities for our LAI program, a $2.8 million increase in contract manufacturing costs related to the production of clinical supply, and a $0.3 million increase in consulting costs;
•
a $7.8 million increase in personnel-related costs due to an increase in headcount, which consisted primarily of salaries, bonuses, and other compensation-related costs of $5.1 million, and stock-based compensation of $2.8 million;
•
a $1.2 million increase in preclinical program costs, which consisted primarily of a $1.5 million increase in toxicology and animal studies related to our discovery programs, offset by a $0.2 million decrease in external chemistry efforts; and
•
a $0.6 million increase in other costs, consisting of research and development facility costs and information technology costs related to increased headcount and continued expansion of our Boston and San Diego sites.

Selling, General and Administrative Expenses

	For the six months ended June 30,
	2026	2025	Change
	(in thousands)
Personnel-related (including stock-based compensation)	$14,068	$10,004	$4,064
Professional and consulting costs	5,135	2,584	2,551
Facility related and other	1,688	1,764	(76)
Total selling, general and administrative expense	$20,891	$14,352	$6,539

Selling, general and administrative expenses were $20.9 million for the six months ended June 30, 2026, as compared to $14.4 million for the six months ended June 30, 2025. The increase of $6.5 million consisted of the following:

•
a $4.1 million increase in workforce expense due to an increase in headcount, consisting primarily of salaries, bonuses, and other compensation-related costs of $1.2 million and stock-based compensation of $3.0 million; and
•
a $2.6 million increase in professional and consulting costs primarily associated with increases of $2.4 million in consulting costs and $0.5 million in legal costs primarily due to the execution of the Tenacia License Agreement, offset by a $0.4 million decrease in accounting consulting costs.

Other Income

	For the six months ended June 30,
	2026	2025	Change
	(in thousands)
Other income:
Interest income	$8,549	$5,809	$2,740
Total other income	$8,549	$5,809	$2,740

Other income was $8.5 million for the six months ended June 30, 2026, as compared to $5.8 million for the six months ended June 30, 2025. The $2.7 million increase in interest income was due to the increased cash, cash equivalent and short-term investments balances for most of the six months ended June 30, 2026 due to proceeds from the September 2025 Offering.

Income Taxes

For each of the six months ended June 30, 2026 and 2025, we recorded an income tax provision of zero.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in February 2022, our revenue has been generated from payments received pursuant to collaboration agreements and we have incurred significant operating losses and negative cash flows from operations. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our product candidates and pipeline. Further, we expect to continue to incur additional costs associated with operating as a public company. Historically, we have funded our operations with proceeds from the sale of convertible notes, convertible preferred stock, and the issuance of common stock in our IPO, concurrent private placement, September 2025 Offering, and collaboration agreements. As of June 30, 2026, we had cash, cash equivalents and short-term investments of $436.1 million, excluding our restricted cash.

We previously entered into a common stock sales agreement (the “Sales Agreement”), dated July 1, 2025, by and between the Company and Leerink Partners LLC and Cantor Fitzgerald & Co., acting as sales agents, which established an at-the-market offering program pursuant to which we may offer and sell shares of our common stock from time to time (the “ATM Program”).

In March 2026, we filed an automatic shelf registration statement on Form S-3ASR (the “2026 Registration Statement”), containing (i) a base prospectus, which covers the offering, issuance and sale from time to time in one or more offerings of an indeterminate amount of common stock, preferred stock, debt securities, warrants and/or units; and (ii) a sales agreement prospectus for the offering and issuance and sale of up to a maximum aggregate offering price of $150.0 million of common stock, to be issued pursuant to the Sales Agreement. As of June 30, 2026, we have not sold any shares pursuant to our ATM program. As market conditions permit, we may offer and sell securities under the 2026 Registration Statement, including through the ATM Program, in order to fund our operations or provide additional liquidity.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	For the six months ended June 30,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(54,516)	$(45,307)
Net cash provided by investing activities	63,541	43,627
Net cash provided by (used in) financing activities	1,942	(58)
Net increase in cash, cash equivalents and restricted cash	$10,967	$(1,738)

Operating Activities

During the six months ended June 30, 2026, operating activities used $54.5 million of cash, resulting primarily from our net loss of $76.5 million, partially offset by $14.2 million of non-cash stock-based compensation expense, changes in operating assets and liabilities of $6.0 million, $0.4 million of non-cash depreciation expense, and $1.2 million of non-cash lease expense. The $6.0 million change in operating assets and liabilities is primarily driven by a $1.4 million decrease in operating lease liabilities, a decrease in other assets of $0.3 million due to the movement of an upfront long-term prepaid clinical trial payment from long-term to short term, and a decrease in accounts payable of $1.4 million due to timing of payments to vendors, partially offset by increases in accrued expenses of $11.1 million due to increased clinical trial costs, an increase in prepaid expenses and other current assets of $2.3 million, primarily due to recognition of advanced payments on contracts related to our clinical trials, and an increase to accounts receivable of $0.3 million for reimbursable costs related to the Tenacia License Agreement.

During the six months ended June 30, 2025, operating activities used $45.3 million of cash, resulting primarily from our net loss of $50.8 million, non-cash accretion of investments in marketable securities of $0.5 million, and changes in operating assets and liabilities of $3.8 million, partially offset by $8.4 million of non-cash stock-based compensation expense, $0.5 million of non-cash depreciation expense, and $0.9 million of non-cash lease expense. The $3.8 million change in operating assets and liabilities is primarily driven by an increase in prepaid expenses and other current assets of $5.1 million, primarily due to advanced payments on new contracts related to our clinical trials, a $0.1 million decrease in operating lease liabilities, partially offset by increases in accounts payable of $1.2 million and accrued expenses of $0.8 million due to timing of payments to vendors, and an increase in other assets of $0.5 million primarily due to the payment of the security deposit for our new corporate headquarters lease.

Investing Activities

During the six months ended June 30, 2026, net cash provided by investing activities was $63.5 million, primarily consisting of maturities of short-term investments of $123.5 million and sales of short-term investments of $10.1 million, partially offset by purchases of short-term investments of $70.0 million.

During the six months ended June 30, 2025, net cash provided by investing activities was $43.6 million, primarily consisting of maturities of short-term investments of $100.0 million, partially offset by purchases of short-term investments of $56.1 million and purchases of property and equipment of $0.3 million.

Financing Activities

During the six months ended June 30, 2026, net cash provided by financing activities was $1.9 million, primarily consisting of proceeds from exercise of stock options of $2.4 million, offset by payment of deferred offering costs of $0.5 million in connection with the preparation and filing of the 2026 Registration Statement.

During the six months ended June 30, 2025, net cash used in financing activities was $0.1 million, primarily consisting of deferred offering costs in connection with the preparation and filing of the Registration Statement and the ATM Program.

Future Funding Requirements

As of June 30, 2026, we had cash, cash equivalents and short-term investments of $436.1 million, excluding our restricted cash. As of the issuance date of the condensed consolidated financial statements for the six months ended June 30, 2026, we expect that our cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses and capital expenditure requirements through at least 12 months from the issuance of the condensed consolidated financial statements. We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2029. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. However, our forecast for the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Additionally, the process of conducting preclinical studies and testing potential future product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain. We will need to raise substantial additional capital in the future.

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

Contractual Obligations and Commitments

Leases

As of the June 30, 2026, we had future minimum operating lease payments under non-cancelable leases of $11.6 million related to leases we have recognized on our condensed consolidated balance sheet, which included existing laboratory and office leases and the new corporate headquarters lease that commenced June 1, 2025 in Boston, Massachusetts. The future minimum operating lease payments under these non-cancelable leases are due over a weighted average remaining lease term of 4.2 years.

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

NeuroPace Master Services Agreement and Statements of Work

In connection with the execution of the NeuroPace Agreement, the parties also entered into an initial statement of work, as amended in March 2024, and a second statement of work, as amended in February 2026, (collectively, the “NeuroPace SOWs”) under the NeuroPace Agreement, pursuant to which NeuroPace agreed to provide services related to the RAP-219 Phase 2a proof-of-concept clinical trial and planned open-label long term safety trial in RAP-219 for FOS, including, among other things, clinical trial readiness support, identification of potential patients satisfying the enrollment criteria and RNS system data reporting and data analysis. Pursuant to the payment schedule set out in the NeuroPace SOWs, the Company will pay NeuroPace an aggregate of up to $5.8 million over a period of approximately four years in connection with NeuroPace’s provision of services and achievement of certain patient enrollment and deliverable milestones. The Company has incurred cumulative expenses of $4.7 million on the NeuroPace SOWs through June 30, 2026.

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

For information regarding our critical accounting policies and estimates, please refer to Note 2 — “Summary of Significant Accounting Policies” contained in our Annual Report. The critical accounting policy below supplements the critical accounting policies discussed in our Annual Report.

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

A company remains an emerging growth company until as late as the end of the fiscal year following the fifth anniversary of its initial public offering, although circumstances could cause a company to lose that status earlier, including if it is deemed to be a “large accelerated filer,” which occurs when the market value of its common stock that is held by non-affiliates exceeds $700 million as of the prior June 30 unless it remains eligible to use the “smaller reporting company” requirements under the revenue test in Rule 12b-2 of the Exchange Act, or if it has total annual gross revenue of $1.235 billion or more during any fiscal year before that time, in which cases it would no longer be an emerging growth company as of the following December 31, or if it issues more than $1.0 billion in non-convertible debt during any three-year period before that time, in which case it would no longer be an emerging growth company immediately. We could be an emerging growth company until as late as December 31, 2029, but we expect to lose that status earlier since the aggregate market value of our shares of common stock held by non-affiliates exceeded $700 million on the last business day of our second quarter in 2026.

We are also a “smaller reporting company” as defined in the Exchange Act, and have elected to take advantage of certain of the scaled disclosures available to smaller reporting companies. However, since the aggregate market value of our shares of common stock held by non-affiliates exceeded $700 million on the last business day of our second quarter in 2026, beginning with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2027, we will no longer be eligible to use the scaled disclosure accommodations available to smaller reporting companies and will become subject to additional disclosure requirements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biotechnology company with a limited operating history. We were formed in February 2022 and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our receptor associated protein (“RAP”) technology platform and technology, identifying potential product candidates, securing intellectual property rights, and planning and undertaking preclinical studies and clinical trials. Substantially all of our product candidates were initially developed by Janssen Pharmaceutical NV (“Janssen”), which we in-licensed pursuant to the option and license agreement with Janssen (the “Janssen License”), entered into shortly after our formation. We have not yet demonstrated an ability to generate product revenues, obtain regulatory approvals, manufacture any product on a commercial scale or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful product commercialization. Our limited operating history as a company makes any assessment of our future success and viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage biotechnology companies in rapidly evolving fields, and we have not yet demonstrated an ability to successfully overcome such risks and difficulties. If we do not address these risks and difficulties successfully, our business will suffer.

The success of our business depends primarily upon our ability to identify, develop, and commercialize product candidates based on our RAP technology platform. We do not know whether we will be able to develop any product candidates that succeed through preclinical and clinical development or products of commercial value. We have no products approved for commercial sale and have not generated any revenue from product sales to date. We will continue to incur significant research and development and other expenses related to our preclinical and clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses totaled $76.5 million and $50.8 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we have not yet generated revenues from product sales and had an accumulated deficit of $311.7 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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

As of June 30, 2026, we had $436.1 million of cash, cash equivalents and short-term investments, excluding restricted cash. Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2029. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We may also raise additional financing on an opportunistic basis in the future. For example, we may seek additional capital due to favorable market conditions, including through our at-the-market program, or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates. Our future capital requirements will depend on many factors, including but not limited to:

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations with our existing cash, cash equivalents and short-term investments, any future equity or debt financings and upfront, milestone or royalty payments, if any, received under our current or future licenses, collaborations or royalty agreements. If we raise additional capital through the sale of equity or convertible debt securities, or issue any equity or convertible debt securities in connection with a collaboration agreement or other contractual arrangement, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. In addition, the possibility of such issuance may cause the market price of our common stock to decline.

We previously entered into a common stock sales agreement (the “Sales Agreement”), dated July 1, 2025, by and between the Company and Leerink Partners LLC and Cantor Fitzgerald & Co., acting as sales agents, which established an at-the-market offering program pursuant to which we may offer and sell shares of our common stock from time to time (the “ATM Program”). In March 2026, we filed an automatic shelf registration statement on Form S-3ASR ( the “2026 Registration Statement”), containing (i) a base prospectus, which covers the offering, issuance and sale from time to time in one or more offerings of common stock, preferred stock, debt securities, warrants and/or units; and (ii) a sales agreement prospectus for the offering and issuance and sale of up to a maximum aggregate offering price of $150.0 million of common stock, to be issued pursuant to the Sales Agreement. As of June 30, 2026, we have not sold any shares pursuant to our ATM program.

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

To date, as an organization, we have not completed the development of any product candidates. We have initiated the Phase 3 program for RAP-219 in drug-resistant focal onset seizures (“FOS”), but nearly all of our other candidates remain in early-stage clinical or preclinical development. Our future success and ability to generate revenue from our product candidates is dependent on our ability to successfully develop, obtain regulatory approval for and commercialize one or more of our product candidates. All of our product candidates will require substantial additional investment for clinical development, regulatory review and approval in one or more jurisdictions. If any of our product candidates, particularly RAP-219, encounter safety or efficacy problems, development delays or regulatory issues or other problems, our development plans and business would be materially harmed.

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

Our lead product candidate, RAP-219, is in clinical development for FOS, primary generalized tonic-clonic seizures (“PGTCS”) and bipolar mania, and we continue to develop a long-acting injectable (“LAI”) formulation. Additionally, we have two advanced discovery-stage nAChR programs stemming from our RAP technology platform. The first is our α6ß4 nAChR agonist development candidate, RAP-641, a genetically validated precision target that we are pursuing as a potential novel non-opiate, non-CNS approach for chronic pain and migraine, and the second comprises modulators of the α9α10 nAChR which third-party preclinical genetic data suggest could be an attractive target in treating hearing and vestibular disorders.

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

At the state level, numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, many of which differ from each other in significant ways, thus complicating compliance efforts, including providing specific disclosures in privacy notices and affording individuals certain rights concerning their personal data. For example, in California, the California Consumer Privacy Act (“CCPA”) established a comprehensive privacy framework for covered businesses by creating an expanded definition of personal information, establishing data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. The liability framework includes civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. While clinical trial data and information governed by HIPAA are exempt from the CCPA, other personal information may be applicable and periodic changes to the CCPA continue to broaden its scope.

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

Outside the United States, an increasing number of laws, regulations, and industry standards govern privacy and data security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s GDPR (“UK GDPR”) impose strict requirements for processing personal data. Also in Europe, the ePrivacy Directive in the EU and the Privacy and Electronic Communications Regulations in the UK impose obligations regarding our use of cookies and tracking technologies on our website and set forth requirements related to direct marketing. Non-compliance with these requirements could expose us to regulatory fines, the maximum amounts of which vary by jurisdiction.

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

Similarly, China’s Personal Information Protection Law (“PIPL”), imposes comprehensive requirements on the processing of personal information, including restrictions on the export of sensitive personal information outside of China. PIPL requires data handlers to satisfy specified conditions, such as obtaining certification or entering into standard contractual arrangements prescribed by the CAC, before transferring personal information abroad. If our partners or collaborators operating in China, including Tenacia, are deemed to be in violation of PIPL's cross-border data transfer restrictions, the CAC or other competent authorities could order the suspension or cessation of such data transfers, which could prevent or materially delay the sharing of clinical trial data and other sensitive information with us and adversely affect our ability to advance the development and regulatory approval of our product candidates.

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

The risk of a cyber-attack, cybersecurity incident, breach, compromise, or other interruption has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Such risks come from a variety of evolving threats, including but not limited to, social engineering attacks (including through deep fakes, which may be increasingly difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by artificial intelligence (“AI”), telecommunications failures, earthquakes, fires, floods, and other similar threats. Use of generative AI models in our internal or third-party systems may create new attack surfaces or methods for adversaries, which could impact us and our vendors. Malicious actors may use AI tools to identify and exploit these and other software vulnerabilities, as well as use AI technologies to launch more sophisticated, automated, targeted and coordinated attacks. Any cybersecurity incidents or data breaches related to our use of AI applications could adversely affect our reputation and results of operations.

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

In addition, our reliance on third-party service provider software could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks. We rely on third-party service providers and technologies to operate critical business systems to process sensitive data in a variety of contexts and our ability to monitor these third parties’ information security practices is limited. These third parties may not have adequate information security measures in place and if our third-party service providers experience a cyber-attack, cybersecurity incident, breach, compromise, or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

We may be unable to detect vulnerabilities in our information technology systems and infrastructure on a timely basis or until after a cyber-attack, cybersecurity incident, breach, compromise, or other interruption has occurred. Further, we may experience delays in developing and deploying remedial measures designed to adequately address any such identified vulnerabilities.

We have in the past experienced threats and security incidents related to our data and systems, and we may in the future experience additional threats, compromises, breaches or incidents. If we, or a third party upon whom we rely, experience a cyber-attack, cybersecurity incident, breach, compromise, or other interruption, or are perceived to have experienced a cyber-attack, cybersecurity incident, breach, compromise, or other interruption, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including individual and group claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other potentially significant harms. Such events may require us to fundamentally change our business activities and practices in response to such litigation or investigations. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations. Cyber liability insurance may not provide adequate coverage against potential liabilities related to any experienced cybersecurity incident or breach.

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

The use of new and evolving technologies, such as AI/ML, in our operations, and the operations of third parties upon which we rely presents new risks and challenges that could negatively impact our business, including cybersecurity, data privacy, information technology, intellectual property, regulatory, legal, operational, competitive, reputational, and other risks and challenges. Specifically, risks related to bias, AI hallucinations, discrimination, harmful content, misinformation, fraud, scams, targeted attacks such as model poisoning or data poisoning, surveillance, data leakage, loss of consensus reality, inequality, environmental harms, and other harms may flow from our development, use, or deployment of AI technologies. The use of certain AI/ML technologies can also give rise to intellectual property risks, including compromises to proprietary intellectual property and intellectual property infringement. Additionally, several jurisdictions around the globe, including Europe and certain U.S. states, have proposed, enacted, or are considering, laws governing the development and use of AI/ML. Such laws in the EU impose significant obligations on providers and deployers of high risk artificial intelligence systems, come with significant penalties for non-compliance, and encourage providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. For instance, the EU’s Artificial Intelligence Act (“AI Act”) prohibits certain uses of AI based on their risk levels and imposes various governance, risk management and transparency obligations. The AI Act may require us to implement AI governance, human oversight, documentation, monitoring, data quality, cybersecurity and transparency measures.

Likewise, such legislative developments in the United States have introduced emerging compliance obligations for companies that develop or deploy AI technologies, which will impose novel risks on AI developers and users. Recently, states have advanced, and in some cases passed, dozens of laws focused on AI governance and regulation, including on deployment of AI in healthcare settings. These state-level initiatives reflect a growing trend toward AI regulation in the absence of federal legislation. As a result, we may face a fragmented and evolving compliance landscape that could increase operational complexity, regulatory scrutiny, and legal exposure associated with our use or development of AI technologies. If we develop or use AI systems governed by these laws or regulations, we will need to meet higher standards of data quality, transparency, monitoring and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements, with the potential for significant enforcement or litigation in the event of any perceived non-compliance. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may pose difficulties in the context of our use of AI/ML. These obligations may make it harder for us to conduct our business using AI/ML, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI/ML, or prevent or limit our use of AI/ML. For example, the Federal Trade Commission has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI/ML where they allege the company has violated privacy and consumer protection laws. If we cannot use AI/ML or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.

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

Further, bad actors around the world use increasingly sophisticated methods, including the use of AI/ML, to engage in cyber-attacks, cyber espionage campaigns, exploitation of expanded attack surfaces, and other illegal activities involving the theft and misuse of sensitive data. Technological developments in AI, including advances in frontier artificial intelligence models, may increase the sophistication and speed of cybersecurity incidents and other malicious attacks that we experience. These technologies may enable threat actors to better identify vulnerabilities, develop targeted exploits, conduct phishing or social engineering campaigns, or otherwise compromise or breach our information systems more efficiently. Vulnerabilities that affect us or our third-party service providers may be exploited more rapidly, and although we maintain cybersecurity risk management processes designed to address cybersecurity threats, evolving artificial intelligence capabilities may reduce these safeguards’ effectiveness and require additional investments and resources. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

Risks Related to the Discovery and Development of Our Current or Future Product Candidates

The regulatory approval processes of the FDA, EMA, MHRA and other comparable regulatory authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

We are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining regulatory approval from the FDA. Foreign regulatory authorities, such as the EMA and MHRA, impose similar requirements. The time required to obtain approval by the FDA, EMA, MHRA or other comparable regulatory authorities is inherently unpredictable, but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. The leadership changes at the FDA or other global regulatory authorities may compound this uncertainty. Jurisdictions outside of the United States, such as the European Union or Japan, may have different requirements for regulatory approval, which may require us to conduct additional clinical, nonclinical or chemistry, manufacturing and control studies. Moreover, the U.S. Supreme Court’s July 2024 decision to overturn prior established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which FDA’s regulations, policies, and decisions may become subject to increasing legal challenges, delays, and/or changes. To date, we have not submitted an NDA to the FDA or similar drug approval submissions to comparable foreign regulatory authorities for any product candidate. We must complete additional preclinical studies and clinical trials to demonstrate the safety and efficacy of our product candidates in humans before we will be able to obtain these approvals.

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

The general approach for FDA approval of a new drug is dispositive data from two or more adequate and well-controlled clinical trials of the product candidate in the relevant patient population. Adequate and well-controlled clinical trials typically involve a large number of patients, have significant costs and take years to complete. The FDA, EMA, MHRA or other comparable regulatory authorities may disagree with us about whether a clinical trial is adequate and well-controlled or may request that we conduct additional clinical trials prior to regulatory approval. In addition, there is no assurance that the doses, endpoints and trial designs that we intend to use for our planned clinical trials, including those that we have developed based on feedback from regulatory agencies or those that have been used for the approval of similar drugs, will be acceptable for future approvals. In June 2026, FDA issued revised draft guidance clarifying how sponsors can rely on one scientifically rigorous adequate and well-controlled clinical investigation with confirmatory evidence to satisfy the statutory substantial evidence of effectiveness standard. We may pursue marketing approval based on data from only one adequate and well-controlled clinical investigation. However, FDA retains broad discretion to require additional clinical data for any product candidate, including a second adequate and well-controlled clinical trial. The FDA may be unwilling to apply regulatory flexibility and our clinical trial results may not support approval of our product candidates. In addition, our product candidates could fail to receive regulatory approval, or regulatory approval could be delayed, for many reasons, including the following:

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

We may observe safety or tolerability issues beyond those we anticipate with our product candidates in ongoing or future RAP-219 clinical trials or in clinical programs for other product candidates. Additionally, it is possible that patients in our trials may experience greater side effects than observed in healthy volunteers. Additionally, adverse safety effects observed with AMPAR-inhibitors could adversely impact future labeling FDA may require for RAP-219. For example, perampanel’s FDA-approved label is accompanied by a boxed warning for serious psychiatric and behavioral reactions, including aggression, hostility and homicidal ideation and threats. Furthermore, significant drug-drug interactions were reported for perampanel. The concomitant use with the other ASMs carbamazepine, phenytoin and oxcarbazepine decreased plasma levels of perampanel by approximately 50 to 67 percent. In addition, perampanel at a dose of 12 mg per day reduced exposure of levonorgestrel, an oral contraceptive, by approximately 40 percent. While we believe there are critical differences between perampanel and RAP-219, the FDA could impose similar warnings and labeling requirements on RAP-219, if approved, in the future.

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

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity, and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, changes in leadership, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA, EMA, MHRA and other comparable regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit, or prevent marketing approval of a product candidate. Any marketing approval that we may ultimately obtain could be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

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

Factors that may inhibit our or third parties' efforts to commercialize our product candidates include:

•
ability to recruit and retain adequate numbers of effective sales and marketing personnel;
•
the ability of sales personnel to obtain access to or our failure to educate an adequate number of physicians on the benefits of any future products;
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

Our ability to develop product candidates, leverage our RAP technology platform and manage our future growth depends on attracting, hiring and retaining our key personnel and recruiting additional qualified personnel.

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
•
the possible termination, re-negotiation, or non-renewal of the manufacturing agreements by the third party, at a time or in a matter that is costly or inconvenient to us; and
•
the possible misappropriation of our proprietary information, including our trade secrets and know-how.

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

Some of our manufacturers are located outside of the United States, including in China. There is currently significant uncertainty about the future relationship between the United States and various other countries, including China, with respect to trade policies, treaties, government regulations and tariffs. In December 2025, the National Defense Authorization Act for Fiscal Year 2026 was enacted, which included Section 851, commonly referred to as the “BIOSECURE Act.” The BIOSECURE Act restricts U.S. government agencies from procuring biotechnology equipment or services from, or entering into contracts with, entities that use biotechnology equipment or services from, designated “biotechnology companies of concern” (“BCCs”), and from expending federal loan or grant funds for such equipment or services. The Office of Management and Budget (“OMB”) is required to publish an initial list of BCCs by December 2026, with implementing regulations expected to follow thereafter before the procurement prohibitions formally take effect. The BCC list has not yet been published and there can be no assurance that our existing or future Chinese manufacturing partners will not be designated in the future. If any of our current or future manufacturers or vendors is designated as a BCC, or if our research institutions, collaborators, or other partners become subject to BIOSECURE-related restrictions as a result of their relationships with such manufacturers, we could be required to terminate or restructure existing arrangements, transition manufacturing or other services to alternative suppliers, or delay or suspend development activities. In addition, even absent a formal BCC designation, U.S. research institutions and other recipients of federal grants and contracts may seek to limit relationships with manufacturers flagged under related national security frameworks, which could indirectly affect our clinical development programs. Any such transition or disruption could involve significant cost, operational complexity, regulatory risk, and delays, and alternative suppliers may not be available on acceptable terms or at all.

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

Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or voluntary recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly affect supplies of our product candidates. The facilities used by our contract manufacturers to manufacture our product candidates must be evaluated by the FDA. We do not control the manufacturing process of, and are largely dependent on, our contract manufacturing partners for compliance with cGMPs. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, EMA, MHRA or other comparable regulatory authorities, we may not be able to secure and/or maintain regulatory approval for our product candidates manufactured at these facilities. In addition, we have limited control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA finds deficiencies or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which could significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Contract manufacturers may face manufacturing or quality control problems causing drug substance production and shipment delays or a situation where the contractor may not be able to maintain compliance with the applicable cGMP requirements. Any failure to comply with cGMP requirements or other FDA, EMA, MHRA and comparable foreign regulatory requirements could adversely affect our clinical research activities and our ability to develop our product candidates and market our products, if approved.

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

We plan to opportunistically pursue strategic partnerships, as the advancement of our product candidates and development programs and the potential commercialization of our current and future product candidates will require substantial additional cash to fund expenses. If we believe that additional partnerships can accelerate the development or maximize the market potential of our product candidates, we will consider entering into product, target and/or geographic specific strategic partnerships on an opportunistic basis. Likely collaborators may include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. In addition, if we are able to obtain regulatory approval for product candidates from foreign regulatory authorities, we may enter into additional partnerships or collaborations with international biotechnology or pharmaceutical companies for the commercialization of such product candidates.

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

As product candidates proceed through preclinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the manufacturing program, such as the vendors used to manufacture drug product or manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives. Any such changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the materials manufactured using altered processes, and limit our ability to rely on data from clinical trials conducted with an earlier formulation of our drug candidate. Such changes may also require additional testing, FDA notification or FDA approval. This could delay or prevent completion of clinical trials, require conducting bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay or prevent approval of our product candidates and jeopardize our ability to commence sales and generate revenue.

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

The FDA may impose consent decrees or withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with our product candidates, including AEs of unanticipated severity or frequency, or problems with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, imposition of post-market studies or clinical trials to assess new safety risks or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•
restrictions on the marketing or manufacturing of our products, withdrawal of the product from the market or voluntary product recalls;
•
fines, FDA Form 483s, warning letters or holds on clinical trials;
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

The ability of the FDA or comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key leadership and other personnel, and ability to accept the payment of user fees, and statutory, regulatory, leadership, and policy changes. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies or comparable foreign regulatory authorities on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

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

Without appropriation of sufficient funding for federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA to review and approve new products can be affected by a variety of factors, including staffing cuts, government budget and funding levels, ability to hire and retain key personnel and ability to accept the payment of user fees and statutory, regulatory, leadership and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

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

There is substantial uncertainty as to the extent and manner in which the U.S. government will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we navigate development and approval of our product candidates. Additionally, the current administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates. Also, state governments may seek to address or react to changes at the federal level with changes to their regulatory frameworks in a manner that could impact our operations.

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

As of June 30, 2026, we had 47,955,079 shares of common stock outstanding. Shares of unvested restricted common stock will become available for sale immediately upon the vesting of such shares, as applicable. All shares of common stock sold in our IPO or otherwise outstanding as of our IPO are able to be sold in the public market. Shares issued upon the exercise of stock options pursuant to future awards that may be granted under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market stand-off and lock-up agreements, and Rule 144 and Rule 701 under the Securities Act of 1933, as amended (the “Securities Act”).

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

We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. For example, in September 2025, we completed an underwritten public offering of 11,057,692 shares of common stock at a public offering price of $26.00 per share, which included full exercise of the underwriters’ option to purchase additional shares. Additionally, as of June 30, 2026, 11,032,109 shares of our common stock were reserved for issuance upon exercise of outstanding stock options, vested restricted stock units and performance based stock units. We expect to grant equity awards to employees, directors and consultants under our stock incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.

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

The financial markets and the global economy may also be adversely affected by the current or anticipated impact of political uncertainty, including military conflicts, such as the ongoing conflicts between Russia and Ukraine and Israel and Hamas, the recent U.S. and Israeli military action in Iran and effects thereof, terrorism, or other geopolitical events. Sanctions imposed by the U.S. and other countries in response to such conflicts, including the one in Ukraine, may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Additionally, recent changes in U.S. policy have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. For example, the implementation of tariffs by the U.S. government has led to increased trade disruptions and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries have implemented and may in the future implement additional retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. For example, as described more fully above, the BIOSECURE Act may restrict the ability of U.S. biotechnology companies to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government. We continue to assess this law to determine whether it could have an effect on our contractual relationships. Although we have taken steps to mitigate the impact of tariffs and trade restrictions on our operations, any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our business, financial condition and results of operations. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements. We could be an emerging growth company until as late as December 31, 2029, although circumstances could cause us to lose that status earlier, including if we are deemed to be a “large accelerated filer,” which occurs when the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30 unless we remain eligible to use the “smaller reporting company” requirements under the revenue test in Rule 12b-2 of the Exchange Act, or if we have total annual gross revenue of $1.235 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, in which case we would no longer be an emerging growth company immediately.

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

We are also a “smaller reporting company” as defined in the Exchange Act, and have elected to take advantage of certain of the scaled disclosures available to smaller reporting companies. As a smaller reporting company, we have availed ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002.

On the last business day of our second quarter in 2026, the aggregate market value of our shares of common stock held by non-affiliates exceeded $700 million. As a result, beginning with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2027, we will no longer be eligible to use the scaled disclosure accommodations available to smaller reporting companies and will become subject to additional disclosure requirements.

Upon losing our smaller reporting company status, we will no longer be able to rely on the scaled disclosure requirements and other accommodations available to smaller reporting companies. This may require us to provide additional disclosures in our periodic reports, including more detailed executive compensation disclosures and additional financial statement information. Due to this upcoming transition, we expect to devote significant time and effort to implement and comply with the additional standards, rules and regulations that may apply to us upon becoming a large accelerated filer. The transition from smaller reporting company status will require additional resources, including personnel, enhanced systems and processes, and increased professional fees for accounting, legal, and compliance services. We will need to implement more comprehensive internal controls and procedures to meet the heightened requirements applicable to larger public companies. Due to the complexity and logistical difficulty of implementing the standards, rules and regulations that apply to non-smaller reporting companies, there is an increased risk that we may be found to be in non-compliance with such standards, rules and regulations or to have significant deficiencies or material weaknesses in our internal controls over financial reporting. Any failure to maintain effective disclosure controls and internal control over financial reporting could materially and adversely affect our business, results of operations and financial condition, and could cause a decline in the trading price of our common stock.

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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be reevaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We currently maintain and review our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act, which requires an annual management assessment of the effectiveness of our internal control over financial reporting. Any failure to implement required new or improved controls, or any difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

(c) Issuer Repurchases of Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) Not applicable.

(c) During the quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified and/or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K.

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

10.1#*	Amended and Restated Non-Employee Director Compensation Policy, effective as of June 10, 2026.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

* Filed herewith.

** Furnished herewith.

# Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rapport Therapeutics, Inc.

Date: August 5, 2026	By:	/s/ Abraham N. Ceesay
Abraham N. Ceesay, M.B.A.
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 5, 2026	By:	/s/ Troy Ignelzi
Troy Ignelzi
Chief Financial Officer
(Principal Financial and Accounting Officer)