Form 10-Q
period 2026-09-30
Rapport Therapeutics, Inc.
filed 2026-11-04
CIK 2012593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 2, 2026, the registrant had 59,279,630 shares of common stock, $0.001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts, including statements regarding our future results of operations and financial position, business strategy, product candidates, planned nonclinical studies and clinical trials, results of nonclinical studies, clinical trials, research and development costs, regulatory approvals, commercial strategy, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that are in some cases beyond our control and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

• the initiation, timing, progress, and results of our research and development programs, nonclinical studies and clinical trials;

• the translation of endpoints in our current and planned clinical trials to planned and future registrational trials;

• our ability to replicate positive results from earlier nonclinical studies or clinical trials conducted by us or third parties in current or future clinical trials;

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

•
the Company’s outstanding indebtedness;
•
market volatility in the debt and equity capital markets;

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
•
Our business is highly dependent on the success of our product candidates, particularly RAP-219 for focal onset seizures, bipolar mania, primary generalized tonic-clonic seizures (“PGTCS”), or other indications. If we are unable to successfully complete clinical development, obtain regulatory approval for or commercialize one or more of our product candidates, or if we experience delays in doing so, our business will be materially harmed.
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
•
We are dependent on a third party having accurately generated, collected, interpreted and reported data from certain nonclinical studies and clinical trials that were previously conducted for our product candidates.
•
If our clinical trials fail to replicate positive results from earlier nonclinical studies or clinical trials conducted by us or third parties, we may be unable to successfully develop, obtain regulatory approval for or commercialize our product candidates.
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
•
Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the $172.5 million aggregate principal amount of 2.25% convertible senior notes due 2032 (the “Notes”).
•
Conversion of the Notes will dilute the ownership interest of our stockholders and may otherwise depress the price of our common stock.

The summary risk factors described above should be read together with the text of the full risk factors in the section titled “Risk Factors” and the other information set forth in this Quarterly Report, as well as in other documents that we file with the SEC. The risks summarized above or described in full elsewhere in this Quarterly Report are not the only risks that we face. Additional risks and uncertainties not presently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations, and future growth prospects.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Rapport Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$74,754	$52,645
Accounts receivable	171	—
Short-term investments	320,275	437,894
Restricted cash	105	105
Prepaid expenses and other current assets	12,076	7,917
Total current assets	407,381	498,561
Property and equipment, net	1,957	2,976
Operating lease right of use asset, net	8,125	9,909
Other assets	1,095	985
Total assets	$418,558	$512,431
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,718	$4,190
Accrued expenses and other current liabilities	16,259	12,104
Operating lease liability	2,325	2,755
Total current liabilities	20,302	19,049
Operating lease liability, net of current portion	7,066	8,729
Total liabilities	27,368	27,778
Commitments and contingencies (Note 10)
Stockholders’ equity
Undesignated preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2026 and December 31, 2025, respectively; zero shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized at September 30, 2026 and December 31, 2025; 48,088,413 shares and 47,772,567 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	48	48
Additional paid-in capital	745,192	719,287
Accumulated other comprehensive income (loss)	(2,115)	546
Accumulated deficit	(351,935)	(235,228)
Total stockholders’ equity	391,190	484,653
Total liabilities and stockholders’ equity	$418,558	$512,431

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rapport Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Collaboration revenue	$—	$—	$20,000	$—
Operating expenses
Research and development	34,316	22,279	118,446	64,531
Selling, general and administrative	9,770	7,707	30,661	22,059
Total operating expenses	44,086	29,986	149,107	86,590
Loss from operations	(44,086)	(29,986)	(129,107)	(86,590)
Other income:
Interest income	3,851	3,061	12,400	8,870
Total other income	3,851	3,061	12,400	8,870
Net loss	$(40,235)	$(26,925)	$(116,707)	$(77,720)
Net loss per share attributable to common stockholders, basic and diluted	$(0.84)	$(0.71)	$(2.46)	$(2.15)
Weighted-average common shares outstanding, basic and diluted	47,768,633	37,931,170	47,494,757	36,223,887
Comprehensive loss:
Net loss	$(40,235)	$(26,925)	$(116,707)	$(77,720)
Change in unrealized (losses) gains on investments, net of tax	(845)	221	(2,661)	667
Total other comprehensive income (loss)	(845)	221	(2,661)	667
Comprehensive loss	$(41,080)	$(26,704)	$(119,368)	$(77,053)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rapport Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total
	Shares	Amount	Capital	Income (Loss)	Deficit	Stockholders’ Equity
Balance at December 31, 2025	47,772,567	$48	$719,287	$546	$(235,228)	$484,653
Stock-based compensation expense	—	—	6,963	—	—	6,963
Issuance of common stock upon exercise of stock options	80,867	—	809	—	—	809
Vesting of restricted stock units	6,994	—	—	—	—	—
Repurchase of unvested restricted common stock	(52,975)	—	(5)	—	—	(5)
Net loss	—	—	—	—	(19,857)	(19,857)
Change in unrealized gain (loss) on investments, net of tax	—	—	—	(1,051)	—	(1,051)
Balance at March 31, 2026	47,807,453	$48	$727,054	$(505)	$(255,085)	$471,512
Stock-based compensation expense	—	—	7,202	—	—	7,202
Issuance of common stock upon exercise of stock options	147,626	—	1,592	—	—	1,592
Net loss	—	—	—	—	(56,615)	(56,615)
Change in unrealized gain (loss) on investments, net of tax	—	—	—	(765)	—	(765)
Balance at June 30, 2026	47,955,079	$48	$735,848	$(1,270)	$(311,700)	$422,926
Stock-based compensation expense	—	—	7,634	—	—	7,634
Issuance of common stock upon exercise of stock options	133,334	—	1,710	—	—	1,710
Net loss	—	—	—	—	(40,235)	(40,235)
Change in unrealized gain (loss) on investments, net of tax	—	—	—	(845)	—	(845)
Balance at September 30, 2026	48,088,413	$48	$745,192	$(2,115)	$(351,935)	$391,190

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rapport Therapeutics, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total
	Shares	Amount	Capital	Income (Loss)	Deficit	Stockholders’ Equity
Balance at December 31, 2024	36,580,202	$37	$429,657	$(522)	$(123,745)	$305,427
Stock-based compensation expense	—	—	4,040	—	—	4,040
Issuance of common stock upon exercise of stock options	3,240	—	6	—	—	6
Repurchase of unvested restricted common stock	(86,008)	—	(1)	—	—	(1)
Net loss	—	—	—	—	(24,063)	(24,063)
Change in unrealized gain (loss) on investments, net of tax	—	—	—	427	—	427
Balance at March 31, 2025	36,497,434	$37	$433,702	$(95)	$(147,808)	$285,836
Stock-based compensation expense	—	—	4,389	—	—	4,389
Issuance of common stock upon exercise of stock options	243	—	—	—	—	—
Net loss	—	—	—	—	(26,732)	(26,732)
Change in unrealized gain (loss) on investments, net of tax	—	—	—	19	—	19
Balance at June 30, 2025	36,497,677	$37	$438,091	$(76)	$(174,540)	$263,512
Issuance of common stock from underwritten public offering, net of issuance costs of $18,061	11,057,692	11	269,428	—		269,439
Stock-based compensation expense	—	—	4,735	—		4,735
Issuance of common stock upon exercise of stock options	94,847	—	635	—		635
Net loss	—	—	—	—	(26,925)	(26,925)
Change in unrealized gain (loss) on investments, net of tax	—	—	—	221		221
Balance at September 30, 2025	47,650,216	$48	$712,889	$145	$(201,465)	$511,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

Rapport Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(116,707)	$(77,720)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	637	752
Non-cash loss on sale of property and equipment	137	—
Net (accretion) of investments in marketable securities	(370)	(324)
Non-cash lease expense	1,785	1,461
Stock-based compensation expense	21,799	13,164
Changes in operating assets and liabilities:
Accounts receivable	(171)	—
Prepaid expenses and other current assets	(3,199)	(2,610)
Other assets	344	(910)
Accounts payable	(2,463)	1,037
Accrued expenses and other current liabilities	4,154	2,480
Operating lease liabilities	(2,095)	(102)
Net cash used in operating activities	(96,149)	(62,772)
Cash flows from investing activities
Purchases of short-term investments	(84,439)	(157,713)
Sale of short-term investments	10,075	—
Maturities of short-term investments	188,732	145,011
Purchases of property and equipment	(164)	(447)
Proceeds from sales of equipment	401	—
Net cash provided by (used in) investing activities	114,605	(13,149)
Cash flows from financing activities
Proceeds from underwritten public offering, net of underwriter discounts and commissions and deferred offering costs	—	269,834
Payment of deferred offering costs	(453)	—
Proceeds from exercise of stock options	4,111	642
Repurchase of unvested restricted common stock	(5)	(1)
Net cash provided by financing activities	3,653	270,475
Net increase in cash, cash equivalents, and restricted cash	22,109	194,554
Cash, cash equivalents, and restricted cash at beginning of period	52,750	56,910
Cash, cash equivalents, and restricted cash at end of period	$74,859	$251,464
Supplemental disclosure for noncash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$10,499
Deferred offering costs included in accounts payable and accrued expenses at period end	$36	$394
Purchases of property and equipment included in accounts payable and accrued expenses at period end	$11	$65
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$74,754	$251,359
Restricted cash	$105	$105
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$74,859	$251,464

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

The Company is subject to risks and uncertainties common to early stage companies in the biotechnology industry, including, but not limited to, completing nonclinical studies and clinical trials, obtaining regulatory approval for product candidates, market acceptance of products, development by competitors of new technological innovations, dependence on key personnel, the ability to attract and retain qualified employees, reliance on third-party organizations, protection of proprietary technology, compliance with government regulations, and the ability to raise additional capital to fund operations. The Company’s product candidates currently under development will require significant additional research and development efforts, including extensive nonclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure, and extensive compliance-reporting capabilities. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

Liquidity

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred recurring losses since its inception, including net losses of $116.7 million and $77.7 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, the Company had an accumulated deficit of $351.9 million. The Company had cash, cash equivalents and short-term investments, excluding restricted cash, of $395.0 million as of September 30, 2026.

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

The condensed consolidated interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of September 30, 2026 and the results of operations for the three and nine months ended September 30, 2026 and 2025. The condensed consolidated balance sheet as of December 31, 2025 was derived from audited annual financial statements but does not include all disclosures required by GAAP. The results of operations for the interim periods are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period.

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

Restricted Cash

Restricted cash as of September 30, 2026 and December 31, 2025 was restricted as cash collateral for the Company’s business credit card program.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments, with original maturities of three months or less, to be cash equivalents. As of September 30, 2026 and December 31, 2025, cash equivalents include $62.2 million and $47.9 million held in money market funds, respectively.

Short-Term Investments

The Company’s short-term investments consist of investments in debt securities, including U.S. Treasury bills, government securities, and government agency securities with remaining maturities beyond three months at the date of purchase that are available to be converted into cash to fund its current operations. As of September 30, 2026 and December 31, 2025, all of the Company’s debt securities were classified as available-for-sale and were carried at fair market value (see Note 3). The unrealized gains and losses on the Company’s available-for-sale debt securities are recorded in other comprehensive income (loss) in the condensed consolidated statements of operations and comprehensive loss. Realized gains and losses are included in other income in the consolidated statements of operations and comprehensive loss and are determined using the specific identification method with transactions recorded on a trade date basis.

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

If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the investment security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any unrealized loss that has not been recorded through an allowance for credit loss is recognized in other comprehensive income (loss). As of September 30, 2026 and December 31, 2025, there was no allowance for credit losses recorded on the Company’s condensed consolidated balance sheet.

The Company’s interest income consists of interest earned from cash, cash equivalents, and short-term investments.

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, these costs are recorded as a reduction of the proceeds from the offering, either as a reduction of the carrying value of the convertible preferred stock or in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. Should the in-process equity financing be abandoned, the deferred offering costs would be expensed immediately as a charge to operating expenses in the condensed consolidated statements of operations and comprehensive loss. In connection with the 2026 Registration Statement (as defined below), there were $0.5 million of deferred offering costs recorded.

As of September 30, 2026 and December 31, 2025, the Company recorded deferred offering costs of $0.5 million and $35 thousand, respectively, on its condensed consolidated balance sheet.

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

Revenue Recognition

Revenue recognized to date has been generated exclusively from the Company’s license arrangement with Tenacia Biotechnology (Hong Kong) Co., Ltd. (“Tenacia”) pursuant to which it licensed the rights to certain named compounds for exploitation in specified territories (the “Tenacia License Agreement”). Through September 30, 2026, the Company has no products approved for commercial use and has not generated any revenue from product sales. Accordingly, the Company’s revenue has been presented as collaboration revenue within the accompanying condensed consolidated statement of operations and comprehensive loss.

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

The Company receives payments from its licensee based on billing schedules established in the contract. Upfront payments are recorded as contract liabilities within deferred revenue until the Company performs its obligations under the associated agreement. No portion of any upfront payments remains deferred as of September 30, 2026. Amounts payable to the Company are recorded as accounts receivable when the Company’s right to the consideration is unconditional.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. As per the statements of operations and comprehensive loss for the three and nine months ended September 30, 2026, comprehensive loss includes unrealized loss on short-term investments. For the three and nine months ended September 30, 2025, comprehensive loss was partially offset by unrealized gains on short-term investments.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2025, the FASB issued ASU 2025-11 - Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). ASU 2025-11 is intended to clarify and improve certain aspects of interim financial reporting, including the requirements for interim disclosures and the application of recognition and measurement guidance in interim periods. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the potential impact of the guidance and potential additional disclosures required.

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

3. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value (in thousands):

	Fair Value Measurements at
	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$62,213	$—	$—	$62,213
Short-term investments:
U.S. Treasury bills	—	9,773	—	9,773
Government securities	—	199,972	—	199,972
Government agency securities	—	110,530	—	110,530
	$62,213	$320,275	$—	$382,488

	Fair Value Measurements at
	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$47,947	$—	$—	$47,947
Short-term investments:
U.S. Treasury bills	—	79,359	—	79,359
Government securities	—	248,398	—	248,398
Government agency securities	—	110,137	—	110,137
	$47,947	$437,894	$—	$485,841

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

The underlying securities held in the money market funds held by the Company are all government backed securities.

Short-term investments consisted of the following (in thousands):

	September 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments:
U.S. Treasury bills	$9,807	$—	$(34)	$9,773
Government securities	201,117	—	(1,145)	199,972
Government agency securities	111,466	—	(936)	110,530
	$322,390	$—	$(2,115)	$320,275

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments:
U.S. Treasury bills	$79,334	$25	$—	$79,359
Government securities	247,968	430	—	248,398
Government agency securities	110,046	91	—	110,137
	$437,348	$546	$—	$437,894

The contractual maturities of the Company’s short-term investments in available-for-sale debt securities held were as follows (in thousands):

	September 30,	December 31,
	2026	2025
Due within one year	$228,312	$243,613
Due between one and two years	91,963	194,281
	$320,275	$437,894

As of September 30, 2026, all investments in an unrealized loss position were in this position for less than 12 months. The Company evaluated its securities for potential other-than-temporary impairment and considered the decline in market value to be primarily attributable to current economic and market conditions. Additionally, the Company does not intend to sell the securities in an unrealized loss position and does not expect it will be required to sell the securities before recovery of the unamortized cost basis. Given the Company’s intent and ability to hold such securities until recovery, and the lack of a significant change in credit risk for these investments, the Company does not consider these investments to be impaired as of September 30, 2026. The Company did not recognize any credit losses during the three and nine months ended September 30, 2026.

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Lab equipment	$3,641	$4,419
Furniture and Fixtures	35	34
Computer equipment	93	92
Leasehold improvements	295	295
Construction in process	11	118
Total property and equipment	4,075	4,958
Less: Accumulated depreciation	(2,118)	(1,982)
	$1,957	$2,976

Depreciation expense of property and equipment for the nine months ended September 30, 2026 and 2025 was $0.6 million and $0.8 million, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Research and development	$8,598	$3,749
Professional fees	1,794	1,229
Employee related	5,653	7,120
Accrued other	214	6
	$16,259	$12,104

6. Preferred Stock

On May 30, 2024, the Company’s stockholders approved the third amended and restated certificate of incorporation, which was filed upon the closing of the initial public offering ("IPO") on June 10, 2024, and which, among other things, created 10,000,000 undesignated shares of authorized preferred stock, $0.001 par value per share.

7. Common Stock

Each share of common stock entitles the holder to one vote on all matters submitted to the stockholders for a vote. The holders of common stock are entitled to receive dividends, if any, as declared by the Company’s board of directors. To date, no dividends have been declared or paid.

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

In March 2026, the Company filed an automatic shelf registration statement on Form S-3ASR (the “2026 Registration Statement”), containing (i) a base prospectus, which covers the offering, issuance and sale from time to time in one or more offerings of an indeterminate amount of common stock, preferred stock, debt securities, warrants and/or units; and (ii) a sales agreement prospectus for the offering and issuance and sale of up to a maximum aggregate offering price of $150.0 million of common stock, to be issued pursuant to the Sales Agreement. The 2025 Registration Statement was terminated automatically upon the filing of the 2026 Registration Statement. As of September 30, 2026, the Company has not sold any shares pursuant to the Sales Agreement.

As of September 30, 2026, the Company had reserved 10,898,775 shares of common stock, of which 2,250,270 shares were reserved for issuance under the 2022 Plan, 7,958,460 shares under the 2024 Stock Option and Grant Plan (the “2024 Plan”) and 690,045 shares under the 2024 Employee Stock Purchase Plan (the “2024 ESPP”) (see Note 8).

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

Subsequent to the effectiveness of the 2024 Plan, the shares of common stock underlying any awards under the 2022 Plan that are forfeited, cancelled, reacquired by the Company prior to vesting, satisfied without the issuance of stock or otherwise terminated (other than by exercise) and shares withheld upon exercise of an option or settlement of an award to cover the exercise price or tax withholding will be added to the shares of common stock available for issuance under the 2024 Plan.

2024 Plan

In May 2024, the Company’s board of directors adopted, and its stockholders approved, the 2024 Plan, which became effective in June 2024. The 2024 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors, and consultants. The 2024 plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. In addition, the number of shares reserved and available for issuance under the 2024 Plan will automatically increase on each January 1, by five percent of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the compensation committee. On January 1, 2026, the annual increase resulted in an additional 2,388,628 shares being added to the 2024 Plan. As of September 30, 2026, there have been 134,373 stock-based awards cancelled under the 2022 Plan from which the underlying shares were added to the shares reserved under the 2024 Plan. As of September 30, 2026, the Company had 2,189,049 shares remaining available for future grants.

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

2024 ESPP

In May 2024, the Company’s board of directors adopted, and its stockholders approved, the 2024 ESPP, which became effective in June 2024. The 2024 ESPP initially reserved and authorized the issuance of up to a total of 324,243 shares of the Company’s common stock to participating employees. The 2024 ESPP provides that the number of shares reserved and available for issuance will automatically increase on each January 1 thereafter through January 1, 2034, by the lesser of (i) 648,486 shares of common stock, (ii) one percent of the outstanding number of shares of common stock on the immediately preceding December 31, or (iii) such lesser number of shares of common stock as determined by the administrator of the 2024 ESPP. On January 1, 2026, the administrator determined that no additional shares would be reserved and authorized pursuant to the 2024 ESPP. The number of shares reserved under the 2024 ESPP is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. As of September 30, 2026, the Company had 690,045 shares reserved for the 2024 ESPP.

No shares were issued during the nine months ended September 30, 2026 relating to the 2024 ESPP.

Stock Options

The Company has granted stock options with service-based vesting conditions. Stock options generally vest over four years and have a maximum term of ten years. The Company typically grants stock options to employees and non-employees at exercise prices deemed by the Board to be equal to the fair value of the common stock at the time of grant. The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2026:

	Number of Shares	Weighted- Average Exercise Price per share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2025	6,287,477	$12.23	8.62	$113,839
Granted	2,230,527	28.92
Exercised	(361,827)	11.36
Forfeited	(201,239)	21.27
Options outstanding at September 30, 2026	7,954,938	$16.72	8.28	$135,181
Options vested and exercisable at September 30, 2026	3,340,172	12.34	7.89	71,006
Options vested and expected to vest at September 30, 2026	7,954,938	$16.72	8.28	$135,181

The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2026 and 2025 was $20.39 and $10.88 per share, respectively. As of September 30, 2026, there was $64.8 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a remaining weighted average period of 2.4 years.

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

The following table summarizes the Company’s service-based RSA grant activity for the nine months ended September 30, 2026:

	RSAs	Weighted- Average Grant Date Fair Value
Unvested shares at December 31, 2025	411,833	$3.94
Granted	—	—
Vested	(252,684)	3.87
Forfeited	(28,846)	2.92
Unvested shares at September 30, 2026	130,303	$4.28

The aggregate intrinsic fair value of service-based RSAs that vested during the nine months ended September 30, 2026 and 2025, was $9.1 million and $4.4 million, respectively. As of September 30, 2026, there was $0.5 million of total unrecognized compensation cost related to unvested service-based RSAs, which is expected to be recognized over a remaining weighted average period of 0.6 years.

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

The following table summarizes the Company’s performance-based RSA grant activity for the nine months ended September 30, 2026:

	RSAs	Weighted- Average Grant Date Fair Value
Unvested shares at December 31, 2025	212,977	$3.72
Granted	—	—
Vested	(123,274)	3.81
Forfeited	(24,129)	2.92
Unvested shares at September 30, 2026	65,574	$3.85

The aggregate intrinsic fair value of performance-based RSAs that vested during the nine months ended September 30, 2026 and 2025 was $4.4 million and $2.0 million, respectively. As of September 30, 2026, there was $37 thousand of total unrecognized compensation cost related to unvested performance-based restricted common stock, which is expected to be recognized over a remaining weighted average period of 0.3 years.

Restricted Stock Units (“RSUs”)

Each RSU represents a right to receive one share of the Company’s common stock when it becomes vested. The RSUs vest in two equal tranches over a two year period starting on the grant date subject to the satisfaction of a service relationship with the Company.

The following table summarizes restricted stock unit activity for the nine months ended September 30, 2026 and provides information for unvested shares as of September 30, 2026.

	RSUs	Weighted- Average Grant Date Fair Value
Unvested shares at December 31, 2025	13,987	$7.15
Granted	10,000	31.67
Vested	(6,994)	7.15
Forfeited	—	—
Unvested shares at September 30, 2026	16,993	$21.58

As of September 30, 2026, there was $0.3 million of total unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a remaining weighted average period of 0.9 years.

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

During the three and nine months ended September 30, 2026, the Company did not recognize any additional compensation expense for the PSUs, as no additional performance conditions were considered probable of being met.

There were no PSUs granted in the nine months ended September 30, 2026 and 2025. As of both September 30, 2026 and December 31, 2025, the unrecognized compensation expenses associated with the PSUs were $1.0 million, with 47,750 shares unvested as of September 30, 2026.

Stock-Based Compensation

The Company recorded stock-based compensation expense for stock options of $7.2 million and $4.2 million in the three months ended September 30, 2026 and 2025, respectively, and $20.7 million and $11.4 million in the nine months ended September 30, 2026 and 2025, respectively. The Company recorded stock-based compensation expense for RSAs of $0.3 million and $0.5 million in the three months ended September 30, 2026 and 2025, respectively, and $1.0 million and $1.7 million in the nine months ended September 30, 2026 and 2025, respectively.

The following table summarizes the classification of the Company’s stock-based compensation expense in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Selling, general and administrative	$4,665	$3,037	$13,136	$8,536
Research and development	2,969	1,698	8,663	4,628
	$7,634	$4,735	$21,799	$13,164

9. Leases

Operating Lease

In June 2023, the Company entered into a lease in Boston, Massachusetts commencing August 31, 2023 with an initial term of 40 months. The monthly lease payments are $66 thousand for the first 12 months, with 2% escalation each year. In conjunction with the lease, the Company paid a security deposit of $0.1 million that is recorded on the Company’s condensed consolidated balance sheet in prepaid expenses and other current assets as of September 30, 2026.

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

In November 2024, the Company entered into a sublease for a new corporate headquarters space in Boston, Massachusetts for 15,275 square feet of office space. The lease commenced June 1, 2025 with a lease term of 6.5 years with no option to extend for an additional term. The lease provides for annual base rent for the premise of approximately $0.8 million for the first year of the lease. Thereafter, the annual base rent will increase at an adjustment of 2.0% each year until the end of the term. The Company is also obligated to pay the landlord certain fees, taxes, and operating expenses, subject to certain exclusions. In conjunction with the lease commencement, the Company paid a security deposit of $0.4 million that is recorded on the Company’s condensed consolidated balance sheet in other assets as of September 30, 2026.

10. Commitments and Contingencies

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scopes and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with the board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2026 and December 31, 2025.

Legal Proceedings

From time to time, the Company may become involved in legal proceedings or other litigation relating to claims arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and estimated exposure amount. Legal fees and other costs associated with such proceedings are expensed as incurred. As of September 30, 2026 and December 31, 2025, the Company was not a party to any material legal proceedings or claims.

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

Concurrently with the execution of the NeuroPace Agreement, the parties also entered into an initial statement of work, as amended in March 2024, and a second statement of work, as amended in February 2026, (collectively, the “NeuroPace SOWs”) under the NeuroPace Agreement, pursuant to which NeuroPace agreed to provide services related to the RAP-219 Phase 2a clinical trial and open-label long term safety trial in RAP-219 for FOS, including, among other things, clinical trial readiness support, identification of potential patients satisfying the enrollment criteria and RNS system data reporting and data analysis. Pursuant to the payment schedule set out in the NeuroPace SOWs, the Company will pay NeuroPace an aggregate of up to $5.8 million over a period of approximately four years in connection with NeuroPace’s provision of services and achievement of certain patient enrollment and deliverable milestones. As of September 30, 2026, the Company had incurred cumulative expenses of $4.9 million on both NeuroPace SOWs.

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

Pursuant to the terms of the Tenacia License Agreement, Tenacia is responsible for conducting all development and commercialization activities with respect to the Tenacia Territory, with the exception of the associated manufacturing. The Tenacia License Agreement requires Tenacia to participate in the Company’s planned global clinical trials for RAP-219 and products containing RAP-219 for the FOS and bipolar mania indications, including long-acting injectable formulations, by conducting the part of the global clinical trials in the Tenacia Territory. Tenacia will cover development costs for the Tenacia Territory and share the corresponding global trial costs at the percentage specified in the Agreement. In connection with the Tenacia License Agreement, the Company entered into a clinical supply agreement with Tenacia in June 2026. Pursuant to that supply agreement, the Company will provide manufacturing and supply for clinical and commercial purposes at agreed upon pricing until such time when Tenacia takes over manufacturing responsibilities.

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

The Company’s obligations under the Tenacia License Agreement comprise a single promise related to the exclusive license that was granted to Tenacia to use certain intellectual property in the development and commercialization of RAP-219 and products containing RAP-219, including manufacturing rights. Accordingly, the Company determined that the Tenacia License Agreement has only one performance obligation consisting of the sole promise in the contract. As it relates to Tenacia’s option to purchase clinical and commercial supply from the Company, the Tenacia License Agreement does not obligate Tenacia to purchase any minimum amount or quantities. As such, the Company concluded that the provision of manufacturing activities related to clinical and commercial supply represents customer options. Such options do not give rise to any performance obligations because the applicable terms, including the anticipated pricing, do not incorporate a material right. Instead, the options were determined to be marketing offers as their pricing is indicative of the standalone selling prices of the underlying goods and/or services. Therefore, the manufacturing activities were excluded as a performance obligation at the outset of the Tenacia License Agreement. Any purchases will be accounted for as a separate arrangement. The Company entered into a clinical supply agreement with Tenacia in June 2026. The Company will recognize revenue under the clinical supply agreement upon transfer of control to Tenacia. No other customer options had been exercised as of September 30, 2026.

The Company’s license arrangement with Tenacia provides for the payment of the following: (i) Non-refundable upfront fee, (ii) First commercial sale milestones, (iii) Sales-based milestones and (iv) Royalties on net sales of licensed products. The Company measured the transaction price solely in reference to the $20.0 million upfront payment. None of the variable consideration payable under the arrangement is included in the transaction price. All potential milestone and royalty payments are subject to the royalty recognition constraint whereby such amounts will be recognized as revenue upon the later of: (i) When the related sales occur or (ii) When the performance obligation to which some or all of the payment has been allocated has been satisfied (or partially satisfied) because the exclusive license is deemed to be the sole or predominant item to which the payments relate. Because the payments wholly relate to the exclusive license which was conveyed at inception of the arrangement, the Company will recognize revenue associated with the milestones and royalties from the sales of licensed products when the respective triggering event or related sales occur, as applicable. Through September 30, 2026, no milestones have been achieved and no royalties have been earned.

The Company allocated the transaction price of $20.0 million to the sole identified performance obligation in its entirety. Amounts allocated to the performance obligation comprised entirely of the exclusive license promise are recognized as revenue at a point in time since the underlying license represents functional intellectual property. Control of the license which granted the right to use the Company’s intellectual property was transferred to Tenacia simultaneously with contract effectiveness on March 6, 2026 consistent with when the intellectual property was made available for Tenacia’s use and benefit. As a result, the Company has recognized $20.0 million of collaboration revenue during the nine months ended September 30, 2026 upon satisfaction of the associated performance obligation.

Conversely, the global development activities under the Tenacia License Agreement do not represent a transaction with a customer. Accordingly, payments received by the Company resulting from reimbursements for Tenacia’s share of development costs will be accounted for as a reduction to the associated expense in the period the costs are incurred in the condensed consolidated statement of operations and comprehensive loss. As of September 30, 2026, the Company recorded $0.2 million in accounts receivable on the condensed consolidated balance sheet for reimbursable costs incurred under the Tenacia License Agreement. During the three and nine months ended September 30, 2026, the Company recognized $0.1 million and $0.4 million, respectively, as a reduction of research and development expense.

As of September 30, 2026, the Company did not have any deferred revenue related to the Tenacia License Agreement. The Company incurred approximately $2.0 million of incremental costs for financial advisory fees to obtain the arrangement with Tenacia. Such amount was expensed in full during the nine months ended September 30, 2026 consistent with the timing of the transfer of the associated performance obligation. The amount is classified as selling, general and administrative expense in the accompanying condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2026. No contract assets related to costs to obtain a contract with a customer or costs to fulfill a contract with a customer are capitalized at September 30, 2026.

12. Segment

The Company is currently developing medicines for patients with neurological or psychiatric disorders in the United States. The Company does not have any revenue generating products, and revenue will not be generated from any other current or future product candidates until regulatory approval is obtained and products are commercialized.

For the three and nine months ended September 30, 2026 and 2025, the Company identified one operating and reportable segment. The Company defines its operating segments based on internally reported financial information that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) to analyze financial performance, make decisions, and allocate resources. The Company’s Chief Executive Officer is the CODM.

The CODM reviews the segment’s profit or loss based on net (loss) income reported on the condensed consolidated statement of operations and comprehensive loss and considers forecast-to-actuals variances on a quarterly basis for expenses that are deemed significant. Further, the CODM reviews the segment’s assets based on total assets reported on the condensed consolidated balance sheet. In addition, the CODM is regularly provided information on total cash, which is inclusive of cash, cash equivalents and short-term investments, as a measure of segment assets. As of September 30, 2026, the Company’s cash, cash equivalents and short-term investments excluding restricted cash, were $395.0 million. All long-lived assets are held in the United States.

The Company’s CODM views specific categories within research and development expenses and selling, general and administrative expenses as significant given the direct correlation between cash burn and profitability as a pre-revenue company. The following table reconciles reported revenues to net loss under the significant expense principle for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Collaboration revenue	$—	$—	$20,000	$—
Research and development:
RAP-219 program external expenses	17,481	8,733	67,390	26,381
Preclinical programs external expenses	4,473	4,474	13,632	12,442
R&D personnel-related costs (including stock-based compensation)	10,559	7,381	31,836	20,833
Other costs	1,803	1,691	5,588	4,875
Selling, general and administrative:
G&A personnel-related costs (including stock-based compensation)	7,486	5,487	21,554	15,491
Professional and consulting costs	1,459	1,322	6,594	3,906
Facility related and other	825	898	2,513	2,662
Loss from operations	$(44,086)	$(29,986)	$(129,107)	$(86,590)
Interest income	3,851	3,061	12,400	8,870
Net loss	$(40,235)	$(26,925)	$(116,707)	$(77,720)

Accordingly, the Company consists of a single operating and reportable segment and the condensed consolidated financial statements and notes thereto are presented as a single reportable segment.

13. Net Loss per Share

Basic and diluted net loss per common share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders	$(40,235)	$(26,925)	$(116,707)	$(77,720)
Denominator:
Weighted average common shares outstanding, basic and diluted	47,768,633	37,931,170	47,494,757	36,223,887
Net loss per share attributable to common stockholders, basic and diluted	$(0.84)	$(0.71)	$(2.46)	$(2.15)

For purposes of this calculation, the Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share available to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of September 30,
	2026	2025
Options to purchase common stock	7,954,938	6,296,672
Unvested performance-based restricted stock units	47,750	95,500
Unvested restricted stock units	16,993	13,987
Unvested restricted common stock—service based	130,303	544,235
Unvested restricted common stock—performance based	65,574	258,613

14. Subsequent Events

Underwritten Offerings of Common Stock, Pre-Funded Warrants and Convertible Notes and Concurrent Private Placement

In October 2026, the Company issued and sold in separate underwritten offerings with Morgan Stanley & Co. LLC, Leerink Partners LLC and Evercore Group L.L.C. (the “Underwriters”): (i) 9,761,905 shares of common stock at a public offering price of $21.00 per share (the “Offering Price”), and, in lieu of shares of common stock to certain investors, pre-funded warrants to purchase up to 1,190,476 shares of common stock at a public offering price of $20.999 per share, which represents the Offering Price for the common stock less the $0.001 per share exercise price for each pre-funded warrant, which included the Underwriters’ exercise of their option to purchase additional shares of common stock in full (the “2026 Equity Offering”) and (ii) $172.5 million aggregate principal amount of 2.25% convertible senior notes due 2032, which included the Underwriters’ exercise of their option to purchase additional Notes in full (the “Notes”) (the “2026 Notes Offering” and together with the 2026 Equity Offering, the “2026 Underwritten Offerings”).

Concurrently with the 2026 Underwritten Offerings, the Company issued 1,428,571 shares of the Company’s common stock at a price per share equal to the Offering Price to certain investors in a private placement (the “2026 Private Placement” and together with the 2026 Underwritten Offerings, the “October 2026 Offerings”). The October 2026 Offerings closed on October 30, 2026, subject to customary closing conditions.

The net proceeds from the 2026 Equity Offering are approximately $215.7 million, after deducting underwriting discounts and commissions and estimated offering expenses. The net proceeds from the 2026 Notes Offering are approximately $166.8 million, after deducting underwriting discounts and commissions and estimated offering expenses. The net proceeds from the 2026 Private Placement are approximately $28.2 million, after deducting placement agent discounts and commissions and estimated offering expenses.

The Notes are senior, unsecured obligations of the Company, bear interest at a rate of 2.25% per annum, payable semi-annually in arrears on June 1 and December 1 of each year beginning on June 1, 2027, and will mature on December 1, 2032, unless earlier repurchased, redeemed or converted. The initial conversion rate is 37.3483 shares of common stock per $1,000 principal amount of Notes, equivalent to an initial conversion price of approximately $26.7750 per share, a premium of approximately 27.50% over the Offering Price per share of the Company’s common stock in the 2026 Equity Offering. Upon conversion, the Company will pay or deliver cash, shares of common stock or a combination, at the Company’s election.

ATM Program Sale

Subsequent to September 30, 2026, the Company sold 399,201 shares of common stock under the ATM Program for gross proceeds of approximately $10 million.

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

In late 2025, we initiated an open-label long term safety trial to allow patients enrolled in our Phase 2a proof-of-concept trial in drug-resistant FOS to resume taking RAP-219. Initial data from the open-label trial are expected in the fourth quarter of 2026. In December 2025, we received U.S. Food and Drug Administration (“FDA”) feedback from an end-of-Phase 2 meeting supporting advancement into two Phase 3 trials of RAP-219 in patients with drug-resistant FOS. We initiated the Phase 3 program in the second quarter of 2026, with two parallel pivotal trials, FOCUS 1 and FOCUS 2, currently enrolling patients.

We are also expanding our epilepsy portfolio into PGTCS, the most common type of generalized seizure and an important next step in addressing unmet need in patients with seizure disorders. With proof-of-concept established in FOS, we plan to initiate a Phase 3 trial in PGTCS in the first half of 2027.

We believe RAP-219 also has therapeutic potential in bipolar disorder. In October 2026, we announced positive topline results from our Phase 2 trial of RAP-219 in adults experiencing acute mania associated with bipolar I disorder (“BD”). The trial met its primary endpoint, with RAP-219 achieving a statistically significant 3.1-point least squares mean improvement over placebo in the Young Mania Rating Scale total score at Week 3 (mean reduction from baseline of 15.4 points with RAP-219 versus 12.3 points with placebo (p=0.045)), and RAP-219 was generally well-tolerated. All treatment emergent adverse events (during the treatment period) were mild or moderate in severity, and there were no serious adverse events. These results establish clinical proof-of-concept for RAP-219 and its novel TARPγ8-selective mechanism in bipolar mania. We plan to have a meeting with the FDA in the first quarter of 2027 to discuss the Phase 2 data and registrational trial design for RAP-219 in adults experiencing acute mania associated with BD. Initiation of two Phase 3 trials of RAP-219 in acute mania is expected in the second half of 2027. Additional data from the Phase 2 trial will be presented at a future medical meeting.

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

Additionally, we continue to develop a long-acting injectable (“LAI”) formulation of RAP-219. We believe an LAI formulation has the potential to improve patient adherence and expand the potential clinical utility across all of the RAP-219 indications. We expect to initiate a Phase 1 study, with initial 1 PK data from the study expected in the third quarter of 2027.

We also have two advanced discovery-stage nicotinic acetylcholine receptor (“nAChR”) programs stemming from our RAP technology platform. nAChRs have been clinically validated in patient-reported neuropathic pain and our first advanced discovery-stage nAChR program comprises agonists of the α6ß4 nAChR. α6ß4 nAChRs are selectively expressed in sensory neurons, and the α6 subunit has human genetic validation in chronic pain. Our α6ß4 nAChR agonist development candidate, RAP-641, is directed at a genetically validated precision target that we are pursuing as a potential novel non-opiate, non-CNS approach for chronic pain and migraine. We expect to initiate a Phase 1 study, with preliminary results expected in the second half of 2027.

The second advanced discovery-stage nAChR program comprises modulators of the α9α10 nAChR. Third-party nonclinical genetic data suggest that this nAChR could be an attractive target in treating hearing and vestibular disorders. We continue to leverage our RAP technology platform to discover additional product candidates that we believe have the potential to provide transformative benefits for large patient populations with neurological or psychiatric diseases.

We have incurred significant operating losses in each year since our inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of any product candidates we may develop. Our net losses were $40.2 million and $26.9 million for the three months ended September 30, 2026 and 2025, respectively, and $116.7 million and $77.7 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $351.9 million. We expect our expenses and operating losses will increase substantially as we:

•
continue to conduct our ongoing clinical trials of RAP-219, including advancement into late-stage global clinical trials, as well as initiate and complete additional clinical trials of future product candidates or current product candidates in new indications or patient populations;
•
conduct our ongoing nonclinical studies and ongoing and planned clinical trials;
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

In addition, we have several preclinical and clinical development, regulatory, and commercial milestone payment obligations under our licensing arrangements. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our nonclinical studies, clinical trials and our expenditures on other research and development activities.

Additionally, in October 2026, we issued and sold in separate underwritten offerings with Morgan Stanley & Co. LLC, Leerink Partners LLC and Evercore Group L.L.C. (the “Underwriters”): (i) 9,761,905 shares of common stock at a public offering price of $21.00 per share (the “Offering Price”), and, in lieu of shares of common stock to certain investors, pre-funded warrants to purchase up to 1,190,476 shares of common stock at a public offering price of $20.999 per share, which represents the Offering Price for the common stock less the $0.001 per share exercise price for each pre-funded warrant, which included the Underwriters’ exercise of their option to purchase additional shares of common stock in full (the “2026 Equity Offering”) and (ii) $172.5 million aggregate principal amount of 2.25% convertible senior notes due 2032, which included the Underwriters’ exercise of their option to purchase additional Notes in full (the “Notes”) (the “2026 Notes Offering” and together with the 2026 Equity Offering, the “2026 Underwritten Offerings”).

Concurrently with the 2026 Underwritten Offerings, we issued 1,428,571 shares of our common stock (the “PIPE Shares”) at a price per share equal to the Offering Price to certain investors in a private placement (the “2026 Private Placement” and together with the 2026 Underwritten Offerings, the “October 2026 Offerings”). The October 2026 Offerings closed on October 30, 2026, subject to customary closing conditions.

The net proceeds from the 2026 Equity Offering are approximately $215.7 million, after deducting underwriting discounts and commissions and estimated offering expenses. The net proceeds from the 2026 Notes Offering are approximately $166.8 million, after deducting underwriting discounts and commissions and estimated offering expenses. The net proceeds from the 2026 Private Placement are approximately $28.2 million, after deducting placement agent discounts and commissions and estimated offering expenses.

The Notes will be our senior, unsecured obligations, will bear interest at a rate of 2.25% per annum, payable semi-annually in arrears on June 1 and December 1 of each year beginning June 1, 2027, and will mature on December 1, 2032, unless earlier repurchased, redeemed or converted. The initial conversion rate is 37.3483 shares of common stock per $1,000 principal amount of Notes, equivalent to an initial conversion price of approximately $26.7750 per share, a premium of approximately 27.50% over the Offering Price per share of the common stock in the 2026 Equity Offering. Upon conversion, we will pay or deliver cash, shares of common stock or a combination, at our election.

Subsequent to September 30, 2026, we sold 399,201 shares of common stock under the ATM Program (as defined below) for gross proceeds of approximately $10 million.

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

We believe that our existing cash, cash equivalents, and short-term investments will enable us to fund our operating expenses and capital expenditure requirements through the end of 2029. See the sections titled “—Liquidity and Capital Resources” and “Risk Factors—Risks Related to Our Limited Operating History, Financial Condition and Need for Additional Capital” included elsewhere in this Quarterly Report.

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

Concurrently with the execution of the NeuroPace Agreement, the parties also entered into an initial statement of work, as amended in March 2024, and a second statement of work, as amended in February 2026 (collectively, the “NeuroPace SOWs”), under the NeuroPace Agreement, pursuant to which NeuroPace agreed to provide services related to our RAP-219 Phase 2a clinical trial and open-label long term safety trial in RAP-219 for FOS, including, among other things, clinical trial readiness support, identification of potential patients satisfying the enrollment criteria and RNS system data reporting and data analysis. Pursuant to the payment schedule set out in the NeuroPace SOWs, we will pay NeuroPace an aggregate of up to $5.8 million over a period of approximately four years in connection with NeuroPace’s provision of services and achievement of certain patient enrollment and deliverable milestones. As of September 30, 2026, we have incurred cumulative expenses of $4.9 million on both NeuroPace SOWs.

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

Components of Results of Operations

Revenue

We have not generated any revenue from the sale of products since inception and do not expect to generate any revenue from the sale of products for several years, if ever. As discussed above and in Note 11 - License and Collaboration Agreement to our condensed consolidated financial statements, we entered into the Tenacia License Agreement in March 2026. We recognized $20.0 million of collaboration revenue from the Tenacia License Agreement during the nine months ended September 30, 2026.

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
•
the cost of developing and validating our outsourced manufacturing process for use in our nonclinical studies and future clinical trials;
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

Our primary focus since inception has been the development of RAP-219. Our research and development costs consist primarily of personnel-related costs and external costs, such as fees paid to Contract Manufacturing Organizations (“CMOs”), Contract Research Organizations (“CROs”) and consultants in connection with our nonclinical studies and clinical trials. We expense all research and development costs in the periods in which they are incurred. Because we are working on multiple research and development programs at one time, we track many of our external expenses on a program-by-program basis. We do not allocate personnel-related costs or other indirect costs to specific product development programs because these costs are deployed across multiple programs and, as such, are not separately classified.

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
•
timely and successful completion of nonclinical studies, including toxicology studies, biodistribution studies and minimally efficacious dose studies in animals, where applicable;
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

We anticipate that our selling, general and administrative expenses will increase for the foreseeable future to support development of product candidates and our continued research activities. These increases will likely include additional costs related to the hiring of additional personnel and fees paid to outside consultants, among other expenses. We also anticipate increased expenses related to audit, accounting, legal, regulatory, and tax-related services associated with maintaining compliance with The Nasdaq Global Market and SEC requirements, director and officer insurance premiums, and investor relations costs associated with operating as a public company.

Other Income

Interest Income

Interest income consists of interest earned from our cash, cash equivalents and short-term and long term investments.

Income Taxes

For the three and nine months ended September 30, 2026 and 2025, we recorded no income tax provision. As of September 30, 2026 and December 31, 2025, we recorded a full valuation allowance of our net deferred tax assets, as we believed it was more likely than not we would not be able to utilize our deferred tax assets prior to their expiration.

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

Results of Operations

Comparison of the three months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,
	2026	2025	Change
	(in thousands)
Operating expenses
Research and development	$34,316	$22,279	$12,037
Selling, general and administrative	9,770	7,707	2,063
Total operating expenses	44,086	29,986	14,100
Loss from operations	(44,086)	(29,986)	(14,100)
Other income:
Interest income	3,851	3,061	790
Total other income	3,851	3,061	790
Net loss	$(40,235)	$(26,925)	$(13,310)

Operating Expenses

Research and Development Expenses

	For the Three Months Ended September 30,
	2026	2025	Change
	(in thousands)
Direct external program expenses:
RAP-219 program	$17,481	$8,733	$8,748
Preclinical programs	4,473	4,474	(1)
Internal and unallocated expenses:
Personnel-related costs (including stock-based compensation)	10,559	7,381	3,178
Other costs	1,803	1,691	112
Total research and development expenses	$34,316	$22,279	$12,037

Research and development expenses were $34.3 million for the three months ended September 30, 2026, as compared to $22.3 million for the three months ended September 30, 2025. The increase of $12.0 million consisted of the following:

•
a $8.7 million increase in RAP-219 program costs, which consisted primarily of a $5.8 million increase in clinical trial costs, primarily driven by our Phase 3 pivotal programs in drug-resistant FOS, costs for our Phase 2 proof-of-concept trial in bipolar mania, IND-enabling costs for our LAI program, and start-up costs for our Phase 3 trial in PGTCS, a $2.3 million increase in contract manufacturing costs related to the production of clinical supply, a $0.1 million increase in nonclinical toxicology studies related to long-term toxicology work, a $0.4 million increase in medical affairs costs, and a $0.1 million increase in IT costs related to clinical software;
•
a $3.2 million increase in personnel-related costs due to an increase in headcount, which consisted primarily of salaries, bonuses, and other compensation-related costs of $1.9 million and stock-based compensation of $1.3 million; and
•
a $0.1 million increase in other costs, consisting of research and development facility costs and information technology costs related to increased headcount and continued expansion of our Boston and San Diego sites.

Selling, General and Administrative Expenses

	For the Three Months Ended September 30,
	2026	2025	Change
	(in thousands)
Personnel-related (including stock-based compensation)	$7,486	$5,487	$1,999
Professional and consulting costs	1,459	1,322	137
Facility related and other	825	898	(73)
Total selling, general and administrative expense	$9,770	$7,707	$2,063

Selling, general and administrative expenses were $9.8 million for the three months ended September 30, 2026, as compared to $7.7 million for the three months ended September 30, 2025. The increase of $2.1 million consisted of the following:

•
a $2.0 million increase in workforce expense due to an increase in headcount, consisting primarily of salaries, bonuses, and other compensation-related costs of $0.4 million and stock-based compensation of $1.6 million; and
•
a $0.1 million increase in professional and consulting costs primarily associated with an increase in legal costs.

Other Income

	For the Three Months Ended September 30,
	2026	2025	Change
	(in thousands)
Other income:
Interest income	$3,851	$3,061	$790
Total other income	$3,851	$3,061	$790

Other income was $3.9 million for the three months ended September 30, 2026, as compared to $3.1 million for the three months ended September 30, 2025. The $0.8 million increase was driven by increased interest income due to the increased cash, cash equivalent and short-term investment balances for the three months ended September 30, 2026 due to proceeds from the September 2025 Offering.

Income Taxes

For each of the three months ended September 30, 2026 and 2025, we recorded an income tax provision of zero.

Comparison of the nine months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025:

	For the nine months ended September 30,
	2026	2025	Change
	(in thousands)
Collaboration Revenue	$20,000	$—	$20,000
Operating expenses
Research and development	118,446	64,531	53,915
Selling, general and administrative	30,661	22,059	8,602
Total operating expenses	149,107	86,590	62,517
Loss from operations	(129,107)	(86,590)	(42,517)
Other income:
Interest income	12,400	8,870	3,530
Total other income	12,400	8,870	3,530
Net loss	$(116,707)	$(77,720)	$(38,987)

Collaboration Revenue

Collaboration revenue was $20.0 million for the nine months ended September 30, 2026 as a result of revenue recognized related to the non-refundable upfront fee received pursuant to the Tenacia License Agreement. Through September 30, 2026, no milestones have been achieved and no royalties have been earned.

Operating Expenses

Research and Development Expenses

	For the nine months ended September 30,
	2026	2025	Change
	(in thousands)
Direct external program expenses:
RAP-219 program	$67,390	$26,381	$41,009
Preclinical programs	13,632	12,442	1,190
Internal and unallocated expenses:
Personnel-related costs (including stock-based compensation)	31,836	20,833	11,003
Other costs	5,588	4,875	713
Total research and development expenses	$118,446	$64,531	$53,915

Research and development expenses were $118.4 million for the nine months ended September 30, 2026, as compared to $64.5 million for the nine months ended September 30, 2025. The increase of $53.9 million consisted of the following:

•
a $41.0 million increase in RAP-219 program costs, which consisted primarily of a $34.9 million increase in clinical trial costs, primarily driven by start-up costs for our Phase 3 trials in drug-resistant FOS, costs for our open-label long term safety trial for RAP-219 in FOS, costs for our Phase 2 proof-of-concept trial in bipolar mania, costs for IND-enabling activities for our LAI program, start-up costs for our Phase 3 trial in PGTCS, a $5.1 million increase in contract manufacturing costs related to the production of clinical supply, a $0.4 million increase in consulting costs, a $0.4 million increase in medical affairs costs, and a $0.1 million increase in nonclinical toxicology studies related to long-term toxicology work;
•
an $11.0 million increase in personnel-related costs due to an increase in headcount, which consisted primarily of salaries, bonuses, and other compensation-related costs of $7.0 million, and stock-based compensation of $4.0 million;
•
a $1.2 million increase in preclinical program costs, which consisted primarily of a $1.4 million increase in toxicology and animal studies related to our discovery programs, and a $0.1 million increase in external chemistry efforts. These increases were offset by a $0.4 million decrease in lab supplies costs;
•
a $0.7 million increase in other costs, consisting of research and development facility costs and information technology costs related to increased headcount and continued expansion of our Boston and San Diego sites.

Selling, General and Administrative Expenses

	For the nine months ended September 30,
	2026	2025	Change
	(in thousands)
Personnel-related (including stock-based compensation)	$21,554	$15,491	$6,063
Professional and consulting costs	6,594	3,906	2,688
Facility related and other	2,513	2,662	(149)
Total selling, general and administrative expense	$30,661	$22,059	$8,602

Selling, general and administrative expenses were $30.7 million for the nine months ended September 30, 2026, as compared to $22.1 million for the nine months ended September 30, 2025. The increase of $8.6 million consisted of the following:

•
a $6.1 million increase in workforce expense due to an increase in headcount, consisting primarily of salaries, bonuses, and other compensation-related costs of $1.5 million and stock-based compensation of $4.6 million; and
•
a $2.7 million increase in professional and consulting costs primarily associated with increases of $2.8 million in consulting costs and $0.7 million in legal costs primarily due to the execution of the Tenacia License Agreement, offset by a $0.8 million decrease in accounting consulting costs.

Other Income

	For the nine months ended September 30,
	2026	2025	Change
	(in thousands)
Other income:
Interest income	$12,400	$8,870	$3,530
Total other income	$12,400	$8,870	$3,530

Other income was $12.4 million for the nine months ended September 30, 2026, as compared to $8.9 million for the nine months ended September 30, 2025. The $3.5 million increase in interest income was due to the increased cash, cash equivalent and short-term investment balances for the nine months ended September 30, 2026 due to proceeds from the September 2025 Offering.

Income Taxes

For each of the nine months ended September 30, 2026 and 2025, we recorded an income tax provision of zero.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in February 2022, our revenue has been generated from payments received pursuant to collaboration agreements and we have incurred significant operating losses and negative cash flows from operations. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our product candidates and pipeline. Further, we expect to continue to incur additional costs associated with operating as a public company. We have funded our operations with proceeds from the sale of convertible notes, convertible preferred stock, the issuance of common stock in our IPO, concurrent private placement, September 2025 Offering, and October 2026 Offerings, and collaboration agreements. As of September 30, 2026, we had cash, cash equivalents and short-term investments of $395.0 million, excluding our restricted cash.

We previously entered into a common stock sales agreement (the “Sales Agreement”), dated July 1, 2025, by and between the Company and Leerink Partners LLC and Cantor Fitzgerald & Co., acting as sales agents, which established an at-the-market offering program pursuant to which we may offer and sell shares of our common stock from time to time (the “ATM Program”).

In March 2026, we filed an automatic shelf registration statement on Form S-3ASR (the “2026 Registration Statement”), containing (i) a base prospectus, which covers the offering, issuance and sale from time to time in one or more offerings of an indeterminate amount of common stock, preferred stock, debt securities, warrants and/or units; and (ii) a sales agreement prospectus for the offering and issuance and sale of up to a maximum aggregate offering price of $150.0 million of common stock, to be issued pursuant to the Sales Agreement. As of September 30, 2026, we have not sold any shares pursuant to our ATM program. As market conditions permit, we may offer and sell securities under the 2026 Registration Statement, including through the ATM Program, in order to fund our operations or provide additional liquidity.

In October 2026, we completed the October 2026 Offerings in which we issued and sold (i) 9,761,905 shares of common stock at the Offering Price and, in lieu of shares of common stock to certain investors, pre-funded warrants to purchase up to 1,190,476 shares of common stock at a public offering price of $20.999 per share, (ii) $172.5 million Notes and (iii) 1,428,571 PIPE Shares. The net proceeds from the October 2026 Offerings are approximately $410.7 million, after deducting underwriting discounts and commissions and estimated offering expenses.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	For the nine months ended September 30,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(96,149)	$(62,772)
Net cash provided by (used in) investing activities	114,605	(13,149)
Net cash provided by financing activities	3,653	270,475
Net increase in cash, cash equivalents and restricted cash	$22,109	$194,554

Operating Activities

During the nine months ended September 30, 2026, operating activities used $96.1 million of cash, resulting primarily from our net loss of $116.7 million and changes in operating assets and liabilities of $3.4 million, partially offset by $21.8 million of non-cash stock-based compensation expense, $1.8 million of non-cash lease expense, $0.6 million of non-cash depreciation expense, and non-cash accretion of investments in marketable securities of $0.4 million. The $3.4 million change in operating assets and liabilities is primarily driven by a $2.1 million decrease in operating lease liabilities, a decrease in accounts payable of $2.5 million due to timing of payments to vendors, an increase in prepaid expenses and other current assets of $3.2 million primarily due to recognition of advanced payments on contracts related to our clinical trials and an increase to accounts receivable of $0.2 million for reimbursable costs related to the Tenacia License Agreement, partially offset by increases in accrued expenses of $4.2 million due to increased clinical trial costs and a decrease in other assets of $0.3 million due to the movement of an upfront long-term prepaid clinical trial payment from long-term to short term.

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

Investing Activities

During the nine months ended September 30, 2026, net cash provided by investing activities was $114.6 million, primarily consisting of maturities of short-term investments of $188.7 million, sales of short-term investments of $10.1 million, and proceeds from sales of equipment of $0.4 million, partially offset by purchases of short-term investments of $84.4 million and purchases of property and equipment of $0.2 million.

During the nine months ended September 30, 2025, net cash used in investing activities was $13.1 million, primarily consisting of maturities of short-term investments of $145.0 million, partially offset by purchases of short-term investments of $157.7 million and purchases of property and equipment of $0.4 million.

Financing Activities

During the nine months ended September 30, 2026, net cash provided by financing activities was $3.7 million, primarily consisting of proceeds from exercise of stock options of $4.1 million, offset by payment of deferred offering costs of $0.5 million in connection with the preparation and filing of the 2026 Registration Statement.

During the nine months ended September 30, 2025, net cash provided by financing activities was $270.5 million, primarily consisting of net proceeds from the September 2025 Offering in the aggregate amount of $269.8 million and proceeds from exercise of stock options of $0.6 million.

Future Funding Requirements

As of September 30, 2026, we had cash, cash equivalents and short-term investments of $395.0 million, excluding our restricted cash. As of the issuance date of the condensed consolidated financial statements for the nine months ended September 30, 2026, we expect that our cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses and capital expenditure requirements through at least 12 months from the issuance of the condensed consolidated financial statements. We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements through the end of, 2029. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. However, our forecast for the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Additionally, the process of conducting nonclinical studies and testing potential future product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain. We will need to raise substantial additional capital in the future.

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our nonclinical studies and the current and future clinical trials of our product candidates. Our funding requirements and timing and amount of our operating expenditures will depend on many factors, including:

•
the rate of progress in the development of RAP-219 and our other product candidates;
•
the type, number, scope, progress, expansions, results, costs, and timing of, discovery efforts, nonclinical studies and clinical trials of RAP-219 and potential future product candidates;
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
•
the costs associated with hiring additional personnel and consultants as our nonclinical and future clinical activities increase;
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

Contractual Obligations and Commitments

Leases

As of September 30, 2026, we had future minimum operating lease payments under non-cancelable leases of $10.8 million related to leases we have recognized on our condensed consolidated balance sheet, which included existing laboratory and office leases and the new corporate headquarters lease that commenced June 1, 2025 in Boston, Massachusetts. The future minimum operating lease payments under these non-cancelable leases are due over a weighted average remaining lease term of 4.0 years.

Option and License Agreement with Janssen Pharmaceutical NV

We made an upfront non-refundable, non-creditable payment of $1.0 million to Janssen after we entered into the Janssen License. In October 2022, we exercised the option and made a non-refundable, non-creditable option fee of $4.0 million to Janssen. If we succeed in developing and commercializing TARPγ8 products, Janssen will be eligible to receive (i) up to $76.0 million in development milestone payments and up to $40.0 million sales milestone payments for the product containing the lead TARPγ8 development candidate and (ii) up to $25.0 million in development milestone payments and up to $42.0 million sales milestone payments for the other products containing a non-lead TARPγ8 development candidate. We are also required to pay tiered royalties related to the TARPγ8 development candidate of a mid to high single-digit percentage on worldwide net sales and tiered royalties related to the TARPγ8 products that do not contain a TARPγ8 development candidate of low to mid single-digit percentages on annual net sales of the products covered by the license.

NeuroPace Master Services Agreement and Statements of Work

In connection with the execution of the NeuroPace Agreement, the parties also entered into an initial statement of work, as amended in March 2024, and a second statement of work, as amended in February 2026, (collectively, the “NeuroPace SOWs”) under the NeuroPace Agreement, pursuant to which NeuroPace agreed to provide services related to the RAP-219 Phase 2a proof-of-concept clinical trial and planned open-label long term safety trial in RAP-219 for FOS, including, among other things, clinical trial readiness support, identification of potential patients satisfying the enrollment criteria and RNS system data reporting and data analysis. Pursuant to the payment schedule set out in the NeuroPace SOWs, the Company will pay NeuroPace an aggregate of up to $5.8 million over a period of approximately four years in connection with NeuroPace’s provision of services and achievement of certain patient enrollment and deliverable milestones. The Company has incurred cumulative expenses of $4.9 million on the NeuroPace SOWs through September 30, 2026.

Apart from the contracts with payment commitments that we have documented above, we have entered into contracts in the normal course of business with CROs, CMOs and other third parties for nonclinical research studies and testing, clinical trials and manufacturing services. These contracts do not contain any minimum purchase commitments and are cancelable by us upon prior notice and, as a result, are not included in the table of contractual obligations and commitments above. Payments due upon cancellation consist only of payments for services provided and expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation.

Critical Accounting Policies and Estimates

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biotechnology company with a limited operating history. We were formed in February 2022 and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our receptor associated protein (“RAP”) technology platform and technology, identifying potential product candidates, securing intellectual property rights, and planning and undertaking nonclinical studies and clinical trials. Substantially all of our product candidates were initially developed by Janssen Pharmaceutical NV (“Janssen”), which we in-licensed pursuant to the option and license agreement with Janssen (the “Janssen License”), entered into shortly after our formation. We have not yet demonstrated an ability to generate product revenues, obtain regulatory approvals, manufacture any product on a commercial scale or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful product commercialization. Our limited operating history as a company makes any assessment of our future success and viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage biotechnology companies in rapidly evolving fields, and we have not yet demonstrated an ability to successfully overcome such risks and difficulties. If we do not address these risks and difficulties successfully, our business will suffer.

The success of our business depends primarily upon our ability to identify, develop, and commercialize product candidates based on our RAP technology platform. We do not know whether we will be able to develop any product candidates that succeed through preclinical and clinical development or products of commercial value. We have no products approved for commercial sale and have not generated any revenue from product sales to date. We will continue to incur significant research and development and other expenses related to our preclinical and clinical development and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses totaled $116.7 million and $77.7 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we have not yet generated revenues from product sales and had an accumulated deficit of $351.9 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

We anticipate that our expenses will increase substantially if, and as, we:

•
advance our product candidates through clinical development, including as we continue to advance RAP-219 into and through later-stage clinical trials;
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

Developing biotechnology products, including conducting nonclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to continue to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek regulatory and marketing approval for, our product candidates. Even if our current or future product candidates are approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. To date, we have funded our operations principally through private financings, our initial public offering (“IPO”) and concurrent private placement, which closed in June 2024, our underwritten public offering in September 2025, our at-the-market offering program pursuant to which we may offer and sell shares of our common stock from time to time (the “ATM Program”) under which, subsequent to September 30, 2026, we have sold 399,201 shares for gross proceeds of approximately $10 million, and our separate underwritten public offerings and concurrent private placement in which we issued and sold (i) 9,761,905 shares of common stock at a public offering price of $21.00 per share (the “Offering Price”) and, in lieu of shares of common stock to certain investors, pre-funded warrants to purchase up to 1,190,476 shares of common stock at a public offering price of $20.999 per share, including full exercise of the underwriters’ option to purchase additional shares (the “2026 Equity Offering”), (ii) $172.5 million aggregate principal amount of 2.25% convertible senior notes due 2032 (the “Notes”), including full exercise of the underwriters’ option to purchase additional Notes, (the “2026 Notes Offering” and together with the 2026 Equity Offering, the “2026 Underwritten Offerings”) and (iii) 1,428,571 shares of our common stock (the “PIPE Shares”) at a price per share equal to the Offering Price to certain investors in a private placement (the “2026 Private Placement” and together with the 2026 Underwritten Offerings, the “October 2026 Offerings”). We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the clinical and preclinical development of our product candidates, continue to identify additional targets, commence additional nonclinical studies and clinical trials, and continue to identify and develop additional product candidates either through internal development or through acquisitions or in-licensing product candidates.

As of September 30, 2026, we had $395.0 million of cash, cash equivalents and short-term investments, excluding restricted cash. Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments, together with the net proceeds from the October 2026 Offerings will enable us to fund our operating expenses and capital expenditure requirements through the end of 2029. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We may also raise additional financing on an opportunistic basis in the future.

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
•
the number of nonclinical studies and clinical trials required for regulatory approval of our current or future product candidates;
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

We previously entered into a common stock sales agreement (the “Sales Agreement”), dated July 1, 2025, by and between the Company and Leerink Partners LLC and Cantor Fitzgerald & Co., acting as sales agents, which established an at-the-market offering program pursuant to which we may offer and sell shares of our common stock from time to time (the “ATM Program”). In March 2026, we filed an automatic shelf registration statement on Form S-3ASR (the “2026 Registration Statement”), containing (i) a base prospectus, which covers the offering, issuance and sale from time to time in one or more offerings of common stock, preferred stock, debt securities, warrants and/or units; and (ii) a sales agreement prospectus for the offering and issuance and sale of up to a maximum aggregate offering price of $150.0 million of common stock, to be issued pursuant to the Sales Agreement. As of September 30, 2026, we have not sold any shares pursuant to our ATM program.

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

Risks Related to Our Business

Our business is highly dependent on the success of our product candidates, particularly RAP-219 for focal onset seizures, primary generalized tonic-clonic seizures (PGTCS), and bipolar mania. If we are unable to successfully complete clinical development, obtain regulatory approval for or commercialize one or more of our product candidates, or if we experience delays in doing so, our business will be materially harmed.

To date, as an organization, we have not completed the development of any product candidates. We have initiated the Phase 3 program for RAP-219 in drug-resistant focal onset seizures (“FOS”) and anticipate initiating Phase 3 trials of RAP-219 in adults experiencing acute mania associated with bipolar I disorder in the second half of 2027 and of RAP-219 in primary generalized tonic-clonic seizures (“PGTCS”) in the first half of 2027. However, our other product candidates remain approaching early-stage clinical or preclinical development. Our future success and ability to generate revenue from our product candidates is dependent on our ability to successfully develop, obtain regulatory approval for and commercialize one or more of our product candidates. All of our product candidates will require substantial additional investment for clinical development, regulatory review and approval in one or more jurisdictions. If any of our product candidates, particularly RAP-219, encounter safety or efficacy problems, development delays or regulatory issues or other problems, our development plans and business would be materially harmed.

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
•
insufficiency of our financial and other resources to complete the necessary clinical trials and nonclinical studies;
•
negative or inconclusive results from our clinical trials, nonclinical studies or the clinical trials of others for product candidates similar to ours, leading to a decision or requirement to conduct additional clinical trials or nonclinical studies or abandon a program;
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
•
unfavorable FDA, EMA, MHRA or comparable regulatory authority inspection and review of our clinical trial sites;
•
an evolving geopolitical landscape limiting or restricting access to foreign clinical trial sites and/or foreign clinical trial data and documentation;
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

In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to conditions imposed by the FDA, and there can be no assurance that the FDA will accept data from trials conducted outside of the United States. Additionally, recent policy proposals in the U.S., if enacted in the future, may make acceptance by the FDA or inclusion in a marketing application of foreign data more difficult or costly. In addition, the FDA recently signaled increased scrutiny of foreign clinical trial data submitted in support of marketing applications, indicating plans for increased foreign site inspections and increased transparency of inspection results. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt our development of the applicable product candidates.

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
•
failure to receive the necessary regulatory approvals or a delay in receiving such approvals, which, among other things, may be caused by patients who fail the trial screening process, slow enrollment in clinical trials, patients dropping out of trials, patients lost to follow-up, length of time to achieve trial endpoints, additional time requirements for data analysis or New Drug Application (“NDA”) or similar foreign application preparation, discussions with the FDA, EMA, MHRA or other comparable regulatory authority or other comparable regulatory request for additional nonclinical or clinical data (such as long-term toxicology studies) or unexpected safety or manufacturing issues;
•
nonclinical study results may show the product candidate to be less effective than desired or to have harmful side effects;
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

Our lead product candidate, RAP-219, is in clinical development for FOS, PGTCS, and bipolar mania, and we continue to develop a long-acting injectable (“LAI”) formulation of RAP-219. Additionally, we have two advanced discovery-stage nAChR programs stemming from our RAP technology platform. The first is our α6ß4 nAChR agonist development candidate, RAP-641, a genetically validated precision target that we are pursuing as a potential novel non-opiate, non-CNS approach for chronic pain and migraine, and the second comprises modulators of the α9α10 nAChR which third-party nonclinical genetic data suggest could be an attractive target in treating hearing and vestibular disorders.

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

To finance any acquisitions, investments or strategic alliances, we may choose to issue shares of our securities as consideration, which could dilute the ownership of our stockholders. If the price of our securities is low or volatile, we may be unable to consummate any acquisitions, investments or strategic alliances using our securities as consideration. Additional funds may not be available on terms that are favorable to us, or at all.

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

Regulators and legislators in the U.S. are increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, 28 CFR Part 202 (Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons), prohibits transfers of certain types of data, including health data, genetic data, and biospecimens, to countries of concern, including China. The rule also prohibits covered businesses from engaging in certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls and the rule does not exempt key-coded or otherwise anonymized, pseudonymized, de-identified, or encrypted data. Actual or alleged violations of such rules may be punishable by criminal and/or civil sanctions, result in exclusion from participation in federal and state programs, or restrict our ability to use certain vendors, sites, investigators, or service providers in global clinical trials.

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

Under GDPR, companies may face temporary or definitive bans on data processing and other corrective activities, fines of up to €20 million (approximately GBP 17.5 million ) or 4% of annual global revenues, whichever is greater, and private litigation related to processing of personal data brought by data subjects or consumer protection organizations authorized at law to represent their interests. Non-compliance could also result in a material adverse effect on our business, financial position and results of operations.

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

Additionally in the EU, the NIS 2 Directive (“NIS 2”) is replacing the cybersecurity legal framework under the current NIS framework in the EU, aiming to ensure a high level of cybersecurity in the region. NIS 2 brings new medium and large organizations providing services in the EU within scope of the legal framework. It extends to additional sectors and expands the list of in-scope healthcare organizations, including to certain providers engaged in research and development of medicinal products. The new regime imposes direct obligations on management in respect of an in-scope organization’s compliance with NIS 2, requires covered organizations to put in place certain cyber risk management measures, strengthens incident reporting requirements and provides supervisory authorities with a greater supervision ability compliance. The majority of obligations will come into force when national legislation implementing NIS 2 becomes effective in the relevant EU Member State. EU Member States had until October 17, 2024 to transpose NIS 2 into national legislation, although some countries have still not completed the transposition. As such, the cybersecurity regulatory landscape in the EU is currently fragmented and uncertain. To the extent we are subject to NIS 2, we will require additional investment of our resources in compliance programs. Under NIS 2, companies may be subject to administrative fines of up to the higher amount of €10 million or 2% of worldwide turnover.

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

We may at times fail (or be perceived to have failed) in our efforts to comply with our privacy and data security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable privacy and data security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. For example, we rely on Tenacia to comply with relevant privacy and data requirements to enable sharing of clinical data collected in China with us, and if Tenacia fails to comply with requirements, we may not be able to access or utilize such data, or we could face increased compliance risks arising from such non-compliance. Further, there has been an increase in privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, as relevant, clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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

We are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining regulatory approval from the FDA. Foreign regulatory authorities, such as the EMA and MHRA, impose similar requirements. The time required to obtain approval by the FDA, EMA, MHRA or other comparable regulatory authorities is inherently unpredictable, but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. The leadership changes at the FDA or other global regulatory authorities may compound this uncertainty. Jurisdictions outside of the United States, such as the European Union or Japan, may have different requirements for regulatory approval, which may require us to conduct additional clinical, nonclinical or chemistry, manufacturing and control studies. Moreover, the U.S. Supreme Court’s July 2024 decision to overturn prior established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which FDA’s regulations, policies, and decisions may become subject to increasing legal challenges, delays, and/or changes. To date, we have not submitted an NDA to the FDA or similar drug approval submissions to comparable foreign regulatory authorities for any product candidate. We must complete additional nonclinical studies and clinical trials to demonstrate the safety and efficacy of our product candidates in humans before we will be able to obtain these approvals.

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
•
the FDA, EMA, MHRA or other comparable regulatory authorities may disagree with our interpretation of data from clinical trials or nonclinical studies;
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

The historical approach for FDA approval of a new drug is dispositive data from two or more adequate and well-controlled clinical trials of the product candidate in the relevant patient population. Adequate and well-controlled clinical trials typically involve a large number of patients, have significant costs and take years to complete. The FDA, EMA, MHRA or other comparable regulatory authorities may disagree with us about whether a clinical trial is adequate and well-controlled or may request that we conduct additional clinical trials prior to regulatory approval. In addition, there is no assurance that the doses, endpoints and trial designs that we intend to use for our planned clinical trials, including those that we have developed based on feedback from regulatory agencies or those that have been used for the approval of similar drugs, will be acceptable for future approvals. In June 2026, FDA issued revised draft guidance clarifying how sponsors can rely on one scientifically rigorous adequate and well-controlled clinical investigation with confirmatory evidence to satisfy the statutory substantial evidence of effectiveness standard. We may pursue marketing approval based on data from only one adequate and well-controlled clinical investigation. However, FDA retains broad discretion to require additional clinical data for any product candidate, including a second adequate and well-controlled clinical trial. The FDA may be unwilling to apply regulatory flexibility and our clinical trial results may not support approval of our product candidates. In addition, our product candidates could fail to receive regulatory approval, or regulatory approval could be delayed, for many reasons, including the following:

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
•
the FDA, EMA, MHRA or comparable regulatory authorities may disagree with our interpretation of data from nonclinical studies or clinical trials;
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

We are dependent on a third party having accurately generated, collected, interpreted and reported data from certain nonclinical studies and clinical trials that were previously conducted for our product candidates.

Substantially all of our product candidates were initially developed by Janssen, which we in-licensed pursuant to the Janssen License shortly after our formation. We entered into this license on the basis of our interpretation of the medical and scientific meaningfulness of Janssen’s initial data. Therefore, we are dependent on Janssen having designed certain nonclinical studies and clinical trials; conducted its research and development in accordance with the applicable protocols, legal and regulatory requirements, and scientific standards; having accurately reported the results of all nonclinical studies conducted with respect to such product candidates; and having correctly collected and interpreted the data from these studies and trials. These risks also apply to any additional product candidates that we may acquire or in-license in the future. If these activities were not compliant, accurate or correct, the clinical development, regulatory approval or commercialization of our product candidates will be adversely affected and the earlier-reported results may not support data that we generate in our own nonclinical or clinical work with those product candidates.

In addition, we rely in part on nonclinical data using earlier generation TARPγ8 NAMs and third-party published data with other TARPγ8 NAMs for support of RAP-219. While we believe it is an accepted scientific practice to reference nonclinical data generated using other molecules of the same class, it is possible that similar studies with RAP-219 would not have generated entirely consistent results and, as such, the studies performed with other molecules of the same class may not be reflective of the therapeutic potential of RAP-219.

If our clinical trials fail to replicate positive results from earlier nonclinical studies or clinical trials conducted by us or third parties, we may be unable to successfully develop, obtain regulatory approval for or commercialize our product candidates.

The results observed from nonclinical studies or early-stage clinical trials of our product candidates may not necessarily be predictive of the results of later-stage clinical trials that we currently plan to conduct or may conduct in the future. Similarly, positive results from such nonclinical studies or early-stage clinical trials may not be replicated in our subsequent nonclinical studies or clinical trials. Furthermore, our product candidates may not be able to demonstrate similar activity or adverse event profiles as other product candidates that we believe may have similar profiles.

In addition, in our planned future clinical trials, we may utilize clinical trial designs or dosing regimens that have not been tested in prior clinical trials. There can also be no assurance that any of our clinical trials will ultimately be successful or support further clinical development of any of our product candidates. There is a high failure rate for drugs proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, nonclinical findings made while clinical trials were underway or safety or efficacy observations made in nonclinical studies and nonclinical trials, including previously unreported adverse effects or AEs.

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

Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in nonclinical studies and clinical trials nonetheless failed to obtain FDA, EMA, MHRA or comparable foreign regulatory authority approval.

We may incur unexpected costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

To obtain the requisite regulatory approvals to commercialize any of our product candidates, we must demonstrate through extensive nonclinical studies and clinical trials that our product candidates are safe and effective in humans. We may experience delays in completing our clinical trials or nonclinical studies and initiating or completing additional clinical trials or nonclinical studies, including as a result of regulators not allowing or delay in allowing clinical trials to proceed under an IND or similar foreign authorization, or not approving or delaying approval for any clinical trial grant or similar approval we need to initiate a clinical trial. We may also experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize the product candidates we develop, including:

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
•
we may have to amend clinical trial protocols submitted to regulatory authorities or conduct additional studies to reflect changes in regulatory requirements or guidance, which may be required to re-submit to an IRB and regulatory authorities for re-examination;
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

Regulators or IRBs of the institutions in which clinical trials are being conducted may suspend, limit or terminate a clinical trial, or data monitoring committees may recommend that we suspend or terminate a clinical trial, due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EMA, MHRA or other comparable regulatory authorities resulting in the imposition of a clinical hold, safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Negative or inconclusive results from our clinical trials or nonclinical studies could mandate repeated or additional clinical trials and, to the extent we choose to conduct clinical trials in other indications, could result in changes to or delays in clinical trials of our product candidates in such other indications. We do not know whether any clinical trials that we conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market our product candidates for the indications that we are pursuing. If later-stage clinical trials do not produce favorable results, our ability to obtain regulatory approval for our product candidates may be adversely impacted.

Our failure to successfully initiate and complete clinical trials and to demonstrate the efficacy and safety necessary to obtain regulatory approval to market our product candidates would significantly harm our business. We expect that our product candidate development costs will also increase if we experience delays in testing or regulatory approvals and we may be required to obtain additional funds to complete clinical trials. There can be no assurance that our clinical trials will begin as planned or be completed on schedule, if at all, or that we will not need to restructure or otherwise modify our trials after they have begun. For example, in the fourth quarter of 2024, we were notified by the FDA that the IND submitted by us for the initiation of a Phase 2 proof-of-concept trial of RAP-219 in DPNP was placed on clinical hold. The FDA requested additional information and amendments specific to the protocol design. Following further discussions with the FDA, the FDA removed its clinical hold on the DPNP IND in December 2025 and we deferred further investment in the program. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates, which may harm our business and results of operations. In addition, many of the factors that cause, or lead to, delays of clinical trials may ultimately lead to the denial of regulatory approval of our product candidates. Finally, such delays may result in the consideration of reprioritization of company product candidate development programs.

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

Even if we complete the necessary nonclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of our product candidates.

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

We have no experience in submitting and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive nonclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Any product candidates we develop may not be effective, may be only moderately effective, or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude its obtaining marketing approval or prevent or limit commercial use.

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity, and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, changes in leadership, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA, EMA, MHRA and other comparable regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional nonclinical, clinical or other studies. In addition, varying interpretations of the data obtained from nonclinical and clinical testing could delay, limit, or prevent marketing approval of a product candidate. Any marketing approval that we may ultimately obtain could be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

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

We have focused our research and development efforts on addressing disorders of the brain and nervous system. Efforts by pharmaceutical companies in this field have faced certain challenges in drug development. In particular, many neurological and psychiatric disorders such as FOS and bipolar disorder rely on subjective patient-reported outcomes as key endpoints. This makes them more difficult to evaluate than indications with more objective endpoints. These indications are often subject to a placebo effect, which may make it more challenging to isolate the effects of our product candidates. There can be no guarantee that we will successfully overcome these challenges with RAP-219 in our ongoing and future trials for FOS, PGTCS, or BD or that we will not encounter other challenges in the development of our product candidates. Moreover, given the history of clinical failures in this field, future clinical or regulatory failures by us or others may have result in further negative perception of the likelihood of success in this field, which may significantly and adversely affect the market price of our securities.

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

Although the development and commercialization of our current product candidates are our initial focus, as part of our longer-term growth strategy, we plan to develop other product candidates. In addition to the product candidates in our clinical-stage pipeline, we have in-licensed additional assets that are in earlier stages of development. We intend to evaluate internal opportunities from our existing product candidates or other potential product candidates, and also may choose to in-license or acquire other product candidates to treat patients suffering from other disorders with significant unmet medical needs and limited treatment options. These other potential product candidates will require additional, time-consuming development efforts prior to commercial sale, including nonclinical studies, clinical trials and approval by the FDA, EMA, MHRA or other comparable regulatory authorities. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot be certain that any such products that are approved will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace or be more effective than other commercially available alternatives.

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

Our competitors may have significantly greater financial resources, established presence in the market, expertise in research and development, manufacturing, nonclinical and clinical testing, obtaining regulatory approvals and reimbursement and marketing approved products than we do. Accordingly, our competitors may be more successful than we may be in obtaining regulatory approval for therapies and achieving widespread market acceptance. Our competitors’ products may be more effective, or more effectively marketed and sold, than any product candidate we may commercialize and may render our therapies obsolete or non-competitive before we can recover development and commercialization expenses. If any of our product candidates are approved, it could compete with a range of therapeutic treatments that are in development. In addition, our competitors may succeed in developing, acquiring or licensing technologies and drug products that are more effective or less costly than our product candidates, which could render our product candidates obsolete and noncompetitive.

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

In addition, we may rely on other third parties to collect, report and analyze data for our clinical trials. For example, our Phase 2a proof-of-concept clinical trial for RAP-219 in adult patients with drug-resistant FOS relied on implantation of the RNS system from NeuroPace. NeuroPace has and continues to assist us with reporting and analysis of patient data collected from the implanted RNS systems in the Phase 2a clinical trial and in the open-label long-term safety study. If NeuroPace does not successfully carry out its contractual obligations for any reason, meet expected deadlines, conduct our Phase 2a clinical trial or the open-label long-term safety trial in accordance with applicable law, including regulatory and data privacy requirements, or encounters issues with its RNS system, including issues that raise questions of safety, effectiveness or data integrity, or we are otherwise unable to maintain our relationship with NeuroPace, we would have to redesign and conduct a new clinical trial to evaluate RAP-219 in patients with drug-resistant FOS and our business, financial condition and prospects would be harmed.

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

We currently rely on and engage third-party manufacturers to provide all of the API and the final drug product formulation of all of our product candidates that are being used in our clinical trials and nonclinical studies. If we were to need an alternate manufacturer, we would incur added costs and delays in identifying and qualifying any such replacement. In addition, we typically order raw materials, API and drug product and services on a purchase order basis and do not enter into long-term dedicated capacity or minimum supply arrangements with any commercial manufacturer. We may not be able to timely secure needed supply arrangements on satisfactory terms, or at all. Our failure to secure these arrangements as needed could have a material adverse effect on our ability to complete the development of our product candidates or, to commercialize them, if approved. We may be unable to conclude agreements for commercial supply with third-party manufacturers or may be unable to do so on acceptable terms. There may be difficulties in scaling up to commercial quantities and formulation of our product candidates, and the costs of manufacturing could be prohibitive. Commitments that we make to supply drug product to collaboration partners, such as under our license agreement with Tenacia (the “Tenacia License Agreement”), will also be sourced from our third-party manufacturers and our failure to do so within agreed specifications and timelines could result in contractual liabilities and harm to the collaborations.

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

Furthermore, should we decide to use any APIs in any of our product candidates that are proprietary to one or more third parties, we would need to maintain licenses to those APIs from those third parties. If we are unable to gain or continue to access rights to such APIs prior to conducting nonclinical toxicology studies intended to support clinical trials, we may need to develop alternate product candidates from these programs by either accessing or developing alternate APIs, resulting in increased development costs and delays in commercialization of these product candidates. If we are unable to gain or maintain continued access rights to the desired APIs on commercially reasonable terms or develop suitable alternate APIs, we may not be able to commercialize product candidates from these programs.

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

As product candidates proceed through nonclinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the manufacturing program, such as the vendors used to manufacture drug product or manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives. Any such changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the materials manufactured using altered processes, and limit our ability to rely on data from clinical trials conducted with an earlier formulation of our drug candidate. Such changes may also require additional testing, FDA notification or FDA approval. This could delay or prevent completion of clinical trials, require conducting bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay or prevent approval of our product candidates and jeopardize our ability to commence sales and generate revenue.

Risks Related to Government Regulation

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, the European Commission or comparable foreign regulatory authorities must also approve the manufacturing and marketing of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional nonclinical studies or clinical trials, as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

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

Additionally, sponsors of approved drugs and biologics must provide 6 months’ notice to the FDA of any changes in marketing status or for discontinuing or interrupting the supply of certain drugs, such as the withdrawal of a drug, and failure to do so could result in a letter citing such failure to comply and public posting of such letter and redacted company response which could damage the company’s reputation. The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Products may be promoted only for the approved indications and in accordance with the provisions of the approved label. The policies of the FDA, EMA, MHRA and other comparable regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. In addition, the U.S. Supreme Court’s July 2024 decision to overturn established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which the FDA’s regulations, policies and decisions may become subject to increasing legal challenges, delays and/or changes. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

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

For example, we may seek a Fast Track Designation for future product candidates we develop. If a product is intended for the treatment of a serious or life-threatening condition and nonclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, the product sponsor may apply for Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot be certain that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may rescind the Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development activities.

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

Where appropriate, we may secure approval from the FDA, EMA, MHRA or other comparable regulatory authorities through the use of expedited approval pathways, such as accelerated approval. If we are unable to obtain such approvals, we may be required to conduct additional nonclinical studies or clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if we receive accelerated approval from the FDA, EMA, MHRA or other comparable regulatory authorities, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA, EMA, MHRA or such other regulatory authorities may seek to withdraw the accelerated approval.

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

We are a party to the Janssen License, which is a non-exclusive, fully paid-up, and royalty-free intellectual property license agreement. In connection with our efforts to expand our pipeline of product candidates, we expect to enter into additional license agreements in the future. We have certain obligations under the Janssen License and expect that future license agreements may impose various diligence, milestone payment, royalty, insurance, and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate the relevant agreement, in which event we would not be able to develop or market the products covered by such licensed intellectual property, or to pursue other remedies. Our current and future collaborations are, and may be, dependent upon the effectiveness of the Janssen License, and may be terminated if the Janssen License is terminated.

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

Additionally, we cannot be certain that the claims in our pending patent applications covering our product candidates and their methods of use will be considered patentable by the USPTO, or by foreign patent offices, or that the claims in any of our issued patents will be considered valid or patentable by courts in the United States or foreign countries. Method of use patents protect the use of a product for the specified method. These types of patents do not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products “off-label.” Although off-label prescriptions may, but not necessarily, contribute to a finding of infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute.

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

Third parties may assert that we are employing their proprietary technology without authorization. Patents issued in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. There may be issued third-party patents of which we are currently unaware with claims to compositions, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Patent applications can take many years to issue. There may be currently pending patent applications which may later result in issued patents that may be infringed by our product candidates. Moreover, we may fail to identify relevant patents or incorrectly conclude that a patent is invalid, not enforceable, exhausted, or not infringed by our activities. If any third-party patents, held now or obtained in the future by a third party, were found by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product or methods of using the product, the holders of any such patents may be able to block our ability to commercialize the product unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover any aspect of our formulations, any combination therapies or patient selection methods, the holders of any such patent may be able to block our ability to develop and commercialize the product unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business. Even if we obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize our product candidates.

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

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our securities. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

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

Risks Related to Ownership of Our Securities

An active trading market for our securities may not be sustained.

An active or liquid market in our securities may not be sustained. The lack of an active market may impair the value of our stockholders’ shares, and our stockholders’ ability to sell their shares at the desired time and price. An inactive market may also impair our ability to raise capital by selling our securities and our ability to enter into strategic collaborations or acquire other companies, products, or technologies by using our common stock as consideration.

The price of our securities may be volatile, which could result in substantial losses for our stockholders.

The trading price of our securities may be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this section, these factors include:

•
the commencement, enrollment, completion or results of our current or future nonclinical and clinical trials for our product candidates;
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
•
adverse results or delays, suspensions or terminations in future nonclinical studies or clinical trials;
•
our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
•
adverse regulatory decisions, including failure to receive regulatory approval of our product candidates or the failure of a regulatory authority to accept data from nonclinical studies or clinical trials conducted in other countries;
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
•
sales of our securities by us or our stockholders in the future;
•
trading volume of our securities;
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

In addition, the stock market in general, and the market for biotechnology and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our securities, regardless of our actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs, reputational harm and a diversion of management’s attention and resources.

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

•
the timing and success or failure of nonclinical studies and clinical trials for our product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners;
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

This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our future revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if any forecasts we provide to the market are below the expectations of analysts or investors, the price of our securities could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated revenue or earnings guidance we may provide.

If securities or industry analysts do not continue to publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our securities depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who covers us downgrades our stock or Notes or publishes inaccurate or unfavorable research about our business, our stock price or trading price of the Notes may decline. Similarly, if one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock or Notes could decrease, which might cause our stock price or trading price of the Notes and trading volume to decline.

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

As of September 30, 2026, we had 48,088,413 shares of common stock outstanding. Shares of unvested restricted common stock will become available for sale immediately upon the vesting of such shares, as applicable. All shares of common stock sold in our IPO or otherwise outstanding as of our IPO are able to be sold in the public market. Shares issued upon the exercise of stock options pursuant to future awards that may be granted under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market stand-off and lock-up agreements, and Rule 144 and Rule 701 under the Securities Act of 1933, as amended (the “Securities Act”).

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

We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. For example, in October 2026, we completed the October 2026 Offerings in which we issued and sold (i) 9,761,905 shares of common stock at the Offering Price and, in lieu of shares of common stock to certain investors, pre-funded warrants to purchase up to 1,190,476 shares of common stock at a public offering price of $20.999 per share, (ii) $172.5 million Notes and (iii) 1,428,571 PIPE Shares. Additionally, as of September 30, 2026, 8,019,681 shares of our common stock were reserved for issuance upon exercise of outstanding stock options, vested restricted stock units and performance based stock units. Subsequent to September 30, 2026, we have shares reserved for the issuance of 1,190,476 shares issued in connection with the 2026 Equity Offering, We expect to grant equity awards to employees, directors and consultants under our stock incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.

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

Our third amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our securities. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

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

We must meet certain financial and liquidity criteria to maintain our common stock’s listing on The Stock Market (“Nasdaq”). If we fail to meet any of Nasdaq’s listing standards, our common stock may be delisted. In addition, our board of directors may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock from Nasdaq may materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our securities. The delisting of our common stock could significantly impair our ability to raise capital and the value of our stockholders’ investment.

Risks Related to Our Indebtedness

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the Notes.

As of September 30, 2026, we had no consolidated indebtedness for borrowed money and our subsidiary had no liabilities (after excluding intercompany obligations and liabilities of a type not required to be reflected on a balance sheet in accordance with GAAP). As a result of the 2026 Notes Offering, we incurred $172.5 million principal amount of indebtedness. We may also incur additional indebtedness in the future. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

•
increasing our vulnerability to adverse economic and industry conditions;
•
limiting our ability to obtain additional financing;
•
requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•
limiting our flexibility to plan for, or react to, changes in our business;
•
diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the Notes; and
•
placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

Our ability to make scheduled repayments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, and to pay any cash amounts due upon conversion of the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Regulatory actions, changes in market conditions and other events may adversely affect the trading price and liquidity of the Notes and the ability of investors to implement a convertible arbitrage trading strategy.

We expect that many investors in and purchasers of the Notes will employ, or seek to employ, a convertible arbitrage strategy with respect to the Notes. Investors would typically implement such a strategy by selling short the common stock underlying the Notes and dynamically adjusting their short position while continuing to hold the Notes. Investors may also implement this type of strategy by entering into swaps on our common stock in lieu of or in addition to short selling shares of common stock. We cannot assure investors that market conditions will permit investors to implement this type of strategy, whether on favorable pricing and other terms or at all. If market conditions do not permit investors to implement this type of strategy, whether on favorable pricing and other terms or at all, at any time while the Notes are outstanding, the trading price and liquidity of the Notes may be adversely affected.

The SEC and other regulatory and self-regulatory authorities have implemented various rules and taken certain actions, and may in the future adopt additional rules and take other actions, that may affect those engaging in short selling activity involving equity securities (including our common stock). Such rules and actions include Rule 201 of SEC Regulation SHO, the adoption by the Financial Industry Regulatory Authority, Inc. and the national securities exchanges of a “Limit Up-Limit Down” program, the imposition of market-wide circuit breakers that halt trading of securities for certain periods following specific market declines, and the implementation of certain regulatory reforms required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). Any governmental or regulatory action that restricts the ability of investors in, or potential purchasers of, the Notes to effect short sales of our common stock, borrow shares of our common stock or enter into swaps on our common stock could adversely affect the trading price and the liquidity of the Notes.

In addition, the liquidity of the market for our common stock and other market conditions could deteriorate, which could reduce, or eliminate entirely, the number of shares of our common stock available for lending in connection with short sale transactions and the number of counterparties willing to enter into an equity swap on our common stock with a note investor may not be sufficient for the implementation of a convertible arbitrage strategy. These and other market events could make implementing a convertible arbitrage strategy prohibitively expensive or infeasible. We cannot assure investors that a sufficient number of shares of our common stock will be available to borrow on commercial terms, or at all, to purchasers in the 2026 Notes Offering or holders of the Notes. If investors in the 2026 Notes Offering that seek to employ a convertible arbitrage strategy are unable to do so on commercial terms, or at all, then the trading price of, and the liquidity of the market for, the Notes may significantly decline.

Volatility in the market price and trading volume of our common stock, the condition of the financial markets, prevailing interest rates and other factors could adversely affect the trading price of the Notes.

We expect that the trading price of the Notes will be significantly affected by the market price of our common stock, which could result in greater volatility in the trading price of the Notes than would be expected for non-convertible securities. The stock market in recent years has experienced significant price and volume fluctuations that have often been unrelated to the operating performance of companies. The market price of our common stock has been and may continue to be highly volatile and could fluctuate or decline significantly for many reasons, including in response to the risks described in this Quarterly Report or for reasons unrelated to our operations, many of which are beyond our control, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability and other factors not currently known to us or that we do not believe are material.

A decrease in the market price of our common stock would likely adversely impact the trading price of the Notes. The market price of our common stock could also be affected by possible sales of our common stock by investors who view the Notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect to develop involving our common stock. This trading activity could, in turn, affect the trading price of the Notes. In addition, if investors and potential purchasers seeking to employ a convertible arbitrage strategy are unable to borrow or enter into swaps on our common stock, in each case on commercially reasonable terms, the trading price and liquidity of the Notes may be adversely affected.

In addition, the condition of the financial markets and changes in prevailing interest rates could have an adverse effect on the trading price of the Notes. For example, prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future, and we would expect an increase in prevailing interest rates to depress the trading price of the Notes. An increase in short- or long-term interest rates, including as a result of a rise in actual or expected inflation, could cause the trading price of the Notes to fall significantly.

We may not have the ability to raise the funds necessary to settle conversions of the Notes in cash, to repay the Notes at maturity or to repurchase the Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.

Holders of the Notes have the right, subject to certain conditions and limited exceptions, to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change (as described in the indenture governing the Notes) at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. Upon maturity of the Notes, we must pay the principal amount of the Notes plus accrued and unpaid interest in cash, unless the Notes have been previously converted, redeemed or repurchased. In addition, upon any conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the Notes surrendered therefor or pay cash with respect to the Notes being converted or Notes being repaid at maturity. In addition, our ability to repurchase the Notes or to pay cash upon conversions or at maturity of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase the Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the Notes or at maturity of the Notes, as required by the indenture governing the Notes, would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our then-existing indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions of the Notes.

Notwithstanding the foregoing, we will satisfy our conversion obligation by paying and/or delivering, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, we will elect to irrevocably fix the settlement method to physical settlement in the indenture governing the Notes.

Conversion of the Notes will dilute the ownership interest of our stockholders and may otherwise depress the price of our common stock.

The conversion of some or all of the Notes will dilute the ownership interests of our stockholders. Upon conversion of the Notes, we will satisfy our conversion obligation by delivering shares of our common stock, together with cash in lieu of fractional shares, if applicable. Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.

The accounting method for the Notes could adversely affect our reported financial condition and results.

The accounting method for reflecting the Notes on our consolidated balance sheet, accruing interest expense for the Notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.

Subject to our full accounting assessment with respect to the Notes, which is not complete as of the date of this Quarterly Report, we expect that the Notes will be reflected as a liability on our consolidated balance sheet, with the initial carrying amount equal to the principal amount of the Notes, net of issuance costs. Issuance costs are treated as a debt discount for accounting purposes, which are amortized into interest expense over the term of such Notes. As a result of this amortization, the interest expense that we expect to recognize for the Notes for accounting purposes will be greater than the cash interest payments we will pay on the Notes, which will result in lower reported net income or larger reported net loss.

In addition, we expect that the shares of common stock underlying the Notes will be reflected in our diluted earnings per share using the “if-converted” method, in accordance with GAAP, for fiscal periods in which we report net income. Under that method, diluted earnings per share would generally be calculated assuming that all the Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share to the extent we are profitable in the future.

We cannot be sure whether other changes may be made to the current accounting standards related to the Notes, or otherwise, that could have a material effect on our reported financial results. We have not reached a final determination regarding the accounting treatment for the Notes, and the description above is preliminary. Accordingly, we may account for the Notes in a manner that is significantly different than described above.

Any adverse rating of the Notes may cause their trading price to fall.

We do not intend to seek a rating on the Notes. However, if a rating service were to rate the Notes and if such rating service were to lower its rating on the Notes below the rating initially assigned to the Notes or otherwise announces its intention to put the Notes on credit watch, the trading price of the Notes could decline.

General Risk Factors

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

The financial markets and the global economy may also be adversely affected by the current or anticipated impact of political uncertainty, including military conflicts, such as the ongoing conflicts between Russia and Ukraine and Israel and Hamas, the recent U.S. and Israeli military action in Iran and effects thereof, terrorism, or other geopolitical events. Sanctions imposed by the U.S. and other countries in response to such conflicts, including the one in Ukraine, may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Additionally, recent changes in U.S. policy have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. For example, the implementation of tariffs by the U.S. government has led to increased trade disruptions and political tensions, not only between the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries have implemented and may in the future implement additional retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. For example, as described more fully above, the BIOSECURE Act may restrict the ability of U.S. biotechnology companies to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government. We continue to assess this law to determine whether it could have an effect on our contractual relationships. Although we have taken steps to mitigate the impact of tariffs and trade restrictions on our operations, any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our business, financial condition and results of operations. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

We are eligible to be treated as an “emerging growth company” and a “smaller reporting company” and our election of reduced reporting requirements applicable to emerging growth companies and smaller reporting companies may make our securities less attractive to investors.

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

Even after we no longer qualify as an emerging growth company, we could still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our securities less attractive because we may rely on these exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and our share or Notes price may be more volatile.

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

Upon losing our smaller reporting company status, we will no longer be able to rely on the scaled disclosure requirements and other accommodations available to smaller reporting companies. This may require us to provide additional disclosures in our periodic reports, including more detailed executive compensation disclosures and additional financial statement information. Due to this upcoming transition, we expect to devote significant time and effort to implement and comply with the additional standards, rules and regulations that may apply to us upon becoming a large accelerated filer. The transition from smaller reporting company status will require additional resources, including personnel, enhanced systems and processes, and increased professional fees for accounting, legal, and compliance services. We will need to implement more comprehensive internal controls and procedures to meet the heightened requirements applicable to larger public companies. Due to the complexity and logistical difficulty of implementing the standards, rules and regulations that apply to non-smaller reporting companies, there is an increased risk that we may be found to be in non-compliance with such standards, rules and regulations or to have significant deficiencies or material weaknesses in our internal controls over financial reporting. Any failure to maintain effective disclosure controls and internal control over financial reporting could materially and adversely affect our business, results of operations and financial condition, and could cause a decline in the trading price of our securities.

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, we incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as rules subsequently adopted by the SEC and The Nasdaq Global Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements, including requiring establishment and maintenance of effective disclosure and financial reporting controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years after completion of a company’s IPO. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our securities.

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

U.S. federal, state, local and foreign tax laws, regulations and administrative guidance are subject to change as a result of the legislative process and review and interpretation by the U.S. Internal Revenue Service, the U.S. Treasury Department and other taxing authorities. For example, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law on July 4, 2025 and made significant changes to U.S. federal tax law. Changes to tax laws (which changes may have retroactive application), including with respect to net operating losses and research and development tax credits, could adversely affect us or holders of our common stock. For example, under Section 174 of the Code, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development performed outside the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow by deferring the timing of tax deductions and potentially increasing taxable income and cash taxes payable in periods in which we generate taxable income. The OBBBA provides that for taxable years beginning after December 31, 2024, expenses that are incurred for research and development performed in the U.S. may, at the taxpayer’s election, be immediately deducted or capitalized and amortized. In addition, the OBBBA provides that for taxable years beginning after December 31, 2021 and before January 1, 2025, certain eligible taxpayers generally may elect to retroactively deduct expenses for research and development performed in the U.S. in such taxable years by filing amended tax returns for such taxable years, and all other taxpayers that are not eligible to make such an election and that amortized expenses for research and development performed in the U.S. in such taxable years generally may elect to accelerate and deduct the remaining unamortized amounts of such research and development expenses (i) in the first taxable year beginning after December 31, 2024, or (ii) ratably over the two-taxable year period beginning with the first taxable year beginning after December 31, 2024. In recent years, many changes to tax laws have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our securities.

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

(c) Issuer Repurchases of Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) Not applicable.

(c) Trading Plan.

During the quarter ended September 30, 2026, the following officer (as defined in Rule 16a-1(f) under the Exchange Act) adopted a certain trading plan intended to satisfy the requirements of Rule 10b5-1(c):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Troy Ignelzi (Chief Financial Officer)	Adoption (September 4, 2026)	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Sale of the Company’s common stock pursuant to the terms of the plan	Approximately 12 months	72,000

During the quarter ended September 30, 2026, no other directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, and/or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

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

Rapport Therapeutics, Inc.

Date: November 4, 2026	By:	/s/ Abraham N. Ceesay
Abraham N. Ceesay, M.B.A.
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 4, 2026	By:	/s/ Troy Ignelzi
Troy Ignelzi
Chief Financial Officer
(Principal Financial and Accounting Officer)